Form 10-Q
period 2014-03-31
DOMAIN MEDIA CORP
filed 2014-05-15
CIK 1589096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-55130

DOMAIN MEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 E. Scorpio Place, Suite 201

Chandler, AZ 85249

(Address of principal executive offices) (zip code)

(480) 659-4907

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       .  No  X .

As of May 9, 2014, there were 30,068,000 shares of registrant’s common stock outstanding.

DOMAIN MEDIA CORP.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DOMAIN MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of the Year Ended
	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$7,605	$4,081
Accounts receivable	-	9,600
Deferred expense	24,794	2,749
Total current assets	32,399	16,430

Property and equipment, net	1,449	1,808
Intangible Assets, net	428,804	258,248

Total assets	$462,652	$276,486

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,564	$-
Notes payable - related party	308,406	314,489
Interest Payable	603	-
Total current liabilities	319,573	314,489

Total liabilities	$319,573	$314,489

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,988,000 (unaudited) and 25,000,000 shares issued and outstanding as of March 31, 2014 (unaudited) and June 30, 2013, respectively	2,999	2,500
Additional paid-in capital	586,640	-
Accumulated deficit	(446,560)	(40,503)

Total stockholders' equity (deficit)	143,079	(38,003)

Total liabilities and stockholders' equity (deficit)	$462,652	$276,486

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$10,845	$14,585	$33,399	$31,991

OPERATING EXPENSES:
Sales and marketing expenses	12,274	8,141	36,248	19,841
General and administrative	46,126	3,518	85,894	6,943
Depreciation and amortization	203	159	595	478

Total operating expenses	58,603	11,818	122,737	27,262

INCOME (LOSS) FROM OPERATIONS	(47,758)	2,767	(89,338)	4,729

OTHER (EXPENSE):
Interest expense	(3,431)	-	(317,320)	(96)
Miscellaneous income	601	-	601	-
Total other expense	(2,830)	-	(316,719)	(96)

NET INCOME (LOSS)	$(50,588)	$2,767	$(406,057)	$4,633

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	29,942,045	20,000,000	29,174,026	20,000,000

NET LOSS PER SHARE - Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Number	Par Value	Paid-in Capital	Deficit	Total

Balance at June 30, 2013	25,000,000	$2,500	$-	$(40,503)	$(38,003)

Common stock issued for services (unaudited)	1,190,000	119	59,381		59,500

Common Stock issued for acquisition of assets of EON (unaudited)	3,333,000	333	166,317		166,650

Common stock issued for cash (unaudited)	465,000	47	46,453		46,500

Interest expense for beneficial conversion feature (unaudited)			314,489		314,489

Net (loss) (unaudited)				(406,057)	(406,057)

Balance, March 31, 2014 (unaudited)	29,988,000	$2,999	$586,640	$(446,560)	$143,079

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(406,057)	$4,633
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation expense	595	478
Common stock issued for formation	-	-
Interest expense related to beneficial conversion feature on related party note payable	314,489	-
Changes in operating assets and liabilities:
Accounts receivable	9,600	(7,400)
Prepaid expenses and other current assets	37,455	(1,096)
Accounts payable	10,564	(4,236)
Interest payable	603
Net cash used in operating activities	(32,751)	(7,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(236)	(200)
Purchase of domain names	(3,906)	(196)
Net cash used in investing activities	(4,142)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	8,499
Payments on related party notes payable	(6,083)	-
Proceeds from sale of common stock	46,500	-
Net cash provided by financing activities	40,417	8,499

NET CHANGE IN CASH	3,524	482
CASH AT BEGINNING OF PERIOD	4,081	377
CASH AT END OF PERIOD	$7,605	$859

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for prepaid services	$59,500	$-
Common stock issued for acquisition of intangible assets	$166,650	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Domain Media Corp. and its wholly owned subsidiary, Domain Media, LLC, of Arizona (“DMLLC”).  Domain Media Corp. was incorporated in the State of Nevada on June 14, 2013.  On July 10, 2013, Domain Media Corp. acquired DMLLC by issuing 20,000,000 shares of its common stock, constituting 80% of the outstanding shares of Domain Media Corp., after giving effect to their issuance.  Immediately following the closing, 25,000,000 shares were issued and outstanding.  The transaction was accounted for as a reverse acquisition in which DMLLC is deemed to be the accounting acquirer.  Consequently, the operations that will be reflected in the historical financial statements of the combined entity are those of DMLLC, and the consolidated financial statements after the business combination will include the operations of Domain Media Corp. from the closing date of the business combination.  All share and per share data presented in these financial statements has been retroactively restated to reflect the equity structure after the effects of the reverse acquisition.

The accompanying unaudited financial statements of the Company for the three and nine-month periods ended March 31, 2014 and 2013 have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the years ended June 30, 2013 and 2012 contained in the Company’s Form 10 (Amendment No. 2) originally filed with the Securities & Exchange Commission on March 28, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the years ended June 30, 2013 and 2012 have been omitted.

Principles of Consolidation

The condensed consolidated financial statements of Domain Media Corp. have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Domain Media Corp. and DMLLC for the unaudited three and nine month periods ended March 31, 2014 and 2013.  All significant inter-company transactions and balances have been eliminated in consolidation.  Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

Nature of the Business

We provide Internet-based search, media content, subscription based membership, and advertising services that facilitate access to the specific market niches that we participate in as well as marketing, lead generation and market research services.

On August 5, 2013, we acquired specified assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector.  In accordance with FASB ASC Topic 805, Business Combinations, the Company has determined this transaction to be a purchase of assets and not a business combination.  We currently have approximately 700 domain names, 60 active websites, each of which requires updating and improvement, and approximately 40 websites acquired from EON that were dormant and are currently being re-launched.  The domain names we own are focused on specific market verticals or channels that encompass industries such as automotive, health and wellness, travel and leisure, sports and entertainment, and internet marketing services.  We intend to further develop and deliver niche based content where our target audience can connect with our website, the community it is associated with, and interact to obtain useful and entertaining information.

We also offer business-to-business based marketing, lead generation and sponsored market research services through three websites.  These services are provided on an as ordered basis and are customized to each respective client’s needs.  In addition, we recently launched an e-commerce store, which sells highly specialized electronics products for security and surveillance.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made in connection with the accompanying consolidated financial statements include fair values in connection with the analysis of intangible and other long-lived assets for impairment, estimated useful lives for intangible assets and property and equipment, and valuation allowances against net deferred tax assets.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  We had $4,081 in cash and cash equivalents at June 30, 2013 and $7,605 in cash and cash equivalents at March 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

We generally do not require collateral, and the majority of our trade receivables are unsecured.  The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following:

	March 31,	June 30,
	2014	2013
Trade receivables	$-	$9,600
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$-	$9,600

Accounts receivable are periodically evaluated for collectability based on past credit history with clients.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Property and equipment

Property and equipment of the Company is stated at cost.  Expenditures for property and equipment that substantially increase the useful lives of existing assets are capitalized at cost and depreciated.  Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives ranging from five to ten years for financial reporting purposes.

Intangible Assets

Intangible assets consist primarily of domain names.  The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.  Amortization of renewal expense amounted to $1,736 and $1,174 for the three months ended March 31, 2014 and 2013, respectively, and $4,749 and $3,723 for the nine months ended March 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its identifiable, indefinite-lived intangible assets for impairment annually and other long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.  The annual determination whether a domain name will continue to be renewed is made within 90 days of the renewal date based upon many factors which include, but are not limited to, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value.  As a result of such analysis, no impairment loss was recorded for the years ended June 30, 2013 and 2012.

Income Taxes

The Company applies the provisions of FASB ASC No. 740 – Income Taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position.  Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year-to-date period.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2013 and March 31, 2014, the fair value of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

•

Level 1 - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 - Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•

Level 3 - Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Accounting for Derivative Liabilities

The Company evaluates contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the company’s financial instruments meet the criteria for derivative accounting as of March 31, 2014 or as of June 30, 2013.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Concentration

We had two major customers that comprised 59.9% and 36.9% of the total revenues earned, respectively, for three months ended March 31, 2014.

Revenue
AllFinancialHub.com	59.9%
Calibrus Call Center Services	36.9%

We have two vendors that accounted for 36.8% and 14.5% of purchases during the three months ended March 31, 2014.

We had two major customers that accounted for 50.7% and 39.0% of the total revenues earned, respectively, for three months ended March 31, 2013.

Revenue
Intercall	50.7%
Traffic Z	39.0%

We have two vendors that accounted for 34.5% and 10.8% of purchases during the three months ended March 31, 2013.

We have two major customers that comprised 61.1% and 21.1% of the total revenues earned, for the nine month-period ended March 31, 2014.

Revenue
Intercall	61.1%
Calibrus Call Center Services	21.1%

We have two vendors that accounted for 27.4% and 22.5% of purchases during the nine months ended March 31, 2014.

We have two major customers that comprise 61.9% and 31.8% of the total revenues earned, for the nine month-period ended March 31, 2013.

Revenue
Intercall	61.9%
Traffic-Z	31.8%

We have two vendors that accounted for 15.8% and 15.7% of purchases during the nine months ended March 31, 2013.

We have one major customer that accounted for 100% of accounts receivable at June 30, 2013.

Accounts Receivable
Intercall	100.0%

We had no balance in accounts receivable as of March 31, 2014.

We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Historically, our cash balances have not exceeded FDIC insured limits.  At March 31, 2014 and 2013, our uninsured cash balances were $0.

Revenue and Cost Recognition

We provide Internet search, advertising, and marketing services that facilitate access to niche industry sectors and specific topics of interest, products and related services on the Internet.  We recognize revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition).  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Our revenues are expected to be derived from:

•

Pay per click (PPC) advertising from providers;

•

Lead generation where we receive a commission for sending users of our websites to third party providers who complete an inquiry form or provide an email submission as a qualified lead;

•

Affiliate revenue from various companies, usually offered through an affiliate network such as ClickBank, Commission Junction, or the like whereby we receive a commission for sales of products or services that occur from traffic that we direct to their site;

•

Sponsorship advertising when we obtain a corporate sponsor to directly advertise on a section of, or our entire, site;

•

Directory listings when local companies and service providers pay to have a premium listing on our sites and the functionality of the directory listings is upgraded and offered into each one of our websites;

•

Membership based subscriptions to specific website that provide unique content, information, and/or resources;

•

Product sales through our ecommerce stores; and

•

Business services that include lead generation, marketing campaign design and management, sponsored market research, and social media campaigns.

Consumer Internet revenue is earned from online advertising sales and on a cost per thousand impressions (CPM), cost per click (CPC), cost per lead (CPL), cost per action (CPA) and flat-fee basis.

We earn CPM revenue from the display of graphical advertisements.  An impression is delivered when an advertisement appears in pages viewed by users.  Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

Revenue from the display of text-based links to the websites of our advertisers is recognized on a CPC basis, and search advertising is recognized as "click-throughs" occur.  A "click-through" occurs when a user clicks on an advertiser's link.

Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the advertiser, following the execution of a service agreement and commencement of the services.

Under the CPA format, we earn revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through our websites.  Revenue is recognized at the time of the transaction.

Revenue from flat-fee, business marketing and lead generation services is based on a customer’s receipt of said services, report or leads and payment is made.

Fees for stand-alone projects are fixed-bid and determined based on estimated effort and client billing rates since we can reasonably estimate the required effort to complete each project or each milestone within the project.  Recognition of the revenue and all related costs of these arrangements are deferred until delivery and acceptance of the projects in accordance with the terms of the contract.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis.  In the early stages of our operations we intend to keep costs to a minimum.  The cost to host our network of websites is approximately $1,400 per month.  Domain name annual registration renewals for our portfolio of an estimated 700 domain names is approximately $7,000 per year.  We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing (Microsoft).

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense for the three and nine months ended March 31, 2014 and 2013 was $1,286 and $176, respectively, and $1,960 and $2,973, respectively.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Potentially dilutive securities, consisting of a convertible note payable, were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Net income (loss) attributable to the common stockholders	$(50,588)	$2,767	$(406,057)	$4,633

Basic weighted average outstanding shares of common stock	29,942,045	20,000,000	29,174,026	20,000,000
Dilutive effect of convertible notes payable	-	-	-	-
Diluted weighted average common stock and common stock equivalents	29,942,045	20,000,000	29,174,026	20,000,000

Earnings (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Business Segments

Due to our limited revenues at this time, we currently operate in one segment and in one geographic location in the United States of America.  Therefore segment information is not presented at this time.

Recently Issued Accounting Standards Updates

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2014, we had cash and cash equivalents of $7,605 and working capital deficit of $287,174.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan and that we will require additional cash resources during fiscal 2014 based on our current operating plan and condition.  These conditions raise substantial doubt as to our ability to continue as a going concern.

While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  We expect our cash flows from operating activities to improve, primarily as a result of an increase in revenue.  Management also intends to raise additional funds by way of a public offering.  There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.  If we fail to generate positive cash flows or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31,	June 30,
	2014	2013
Computers and equipment	$12,227	$11,991
Less: Accumulated depreciation	(10,778)	(10,183)
Net property and equipment	$1,449	$1,808

Depreciation expense was $203 and $159 for the three months ended March 31, 2014 and 2013, respectively, and $595 and $478 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 4 - LONG TERM DEBT

Long-term debt consists of a convertible note of approximately $314,489 as of June 30, 2013 and approximately $308,406 as of March 31, 2014 due to the Company’s president and founder, and entities owned and controlled by the president.  The loan accumulated over time through advances by the president to DMLLC.  The terms of the note were formalized concurrent with the acquisition of DMLLC in July 2013.  The note bears no stated interest, is convertible, at the discretion of the holder, into the common stock of the Company on the basis and price of $0.04 per share, and is due by July 10, 2016.  In the absence of a stated interest rate, we have imputed an interest rate from the Annual Mid-Term Federal Rate for July 2013, or 1.21% per annum.

To properly account for this transaction, we performed a detailed analysis to obtain a thorough understanding of the transaction, including understanding any related derivatives entered into.  We first reviewed ASC Topic 815, “Broad Transactions – Derivatives and Hedging” (“Topic 815”) to identify whether any equity-linked features in the note are freestanding or embedded.  We determined that there were no free standing features.  The note was then analyzed in accordance with Topic 815 to determine if the note should be accounted for at fair value and re-measured at fair value in income.  We determined that the note did not meet the requirements of Topic 815 and therefore accounted for the note as conventional convertible debt.

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature.  We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note.  As a result, the beneficial conversion feature was valued at the entire amount of the note, or $314,489, and was recorded as a discount against the recorded debt with a corresponding offset against additional paid-in capital.  The note is essentially due on demand and the conversion feature within the note was immediately vested, and accordingly the debt discount was recorded immediately into interest expense in July 2013.

NOTE 5 – INCOME TAXES

Domain Media, LLC is a pass through entity to the owners, and therefore, the taxable losses were passed through the members.  There were no permanent or temporary timing differences through June 30, 2013.  Therefore, there is no net operating loss carry forward.  Domain Media Corp. was incorporated on June 14, 2013 and did not have significant activity through June 30, 2013.

During the nine month period ended March 31, 2014, Domain Media Corp. began recording the income tax effects as a C-Corporation.  The interest expense resulting from the valuation of the beneficial conversion feature is treated differently for income tax purposes than under generally accepted accounting principles and would, therefore, give rise to a permanent difference of approximately $314,000.  Given this difference, pretax loss for the period would be $91,568.  This would result in a deferred tax asset of approximately $37,000.  However, the Company has recorded a 100% valuation allowance on the deferred tax asset due to the uncertainty of its realization.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of March 31, 2014 and June 30, 2013, we had no unrecognized uncertain tax positions, including interest and penalties.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

We were incorporated under the laws of the State of Nevada on June 14, 2013.  Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, having a par value of $0.0001 per share.  We issued 5,000,000 shares of our common stock to our President and Founder at inception in exchange for organizational services totaling $500, which were incurred upon incorporation.  Prior to the acquisition of Domain Media, LLC, we had 5,000,000 shares of common stock issued and outstanding that are owned by Mr. Kern.

Following our formation, on July 10, 2013, we issued 20,000,000 shares of our common stock to the Company’s president for the acquisition of Domain Media, LLC, constituting 80% of the outstanding shares after giving effect to their issuance.  Immediately following the closing, 25,000,000 shares were issued and outstanding.  The transaction was accounted for as a reverse acquisition in which DMLLC is deemed to be the accounting acquirer, and the prior operations of DMLLC are consolidated for accounting purposes.

On July 11, 2013, we engaged Eventus Consulting, P.C. to provide accounting, forecasting, financial reporting and CFO-type services to the Company that they will render to the Company over a one-year period.  As part of that engagement, we issued 500,000 common shares to their affiliated entity, Eventus Advisory Group, LLC.  These shares were valued at a fair value of $0.05 per share.  The total value of $25,000 was recorded as a deferred expense and scheduled for amortization to general and administrative expense over the one-year service period.  The president of Eventus Consulting, P.C. and Manager of Eventus Advisory Group, LLC, was also appointed as a member of the Company’s Advisory Board on July 11, 2013.

On August 4, 2013, we issued 80,000 common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.05 per share.  The total value of $4,000 was recorded as a deferred expense and scheduled for amortization to general and administrative expense over the one-year service period.

On August 5, 2013, we engaged company counsel to assist us with the preparation and filing of required statements and reports to become a publicly traded company.  As part of this engagement, we issued 300,000 common shares as well as a contingent payment due of $7,500 upon the effectiveness of our registration statement by the SEC.  The 300,000 common shares vest over a period of one year, were valued at fair value of $0.05 per share.  The total value of $15,000 was recorded as a deferred expense and scheduled for amortization to general and administrative expense over the one-year service period.

On August 5, 2013, we acquired specified assets from The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector, from Agile Opportunity Fund, LLC, and issued 3,333,000 common shares as consideration for the EON assets.  At the time we acquired these assets, EON was not an operating entity and all assets acquired were dormant and are currently being re-launched.  The acquisition of the assets was recorded as an intangible asset at $166,650, or $0.05 per share.

On August 8, 2013, we issued 80,000 common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.05 per share.  The total value of $4,000 was recorded as a deferred expense and scheduled for amortization to general and administrative expense over the one-year service period and have been charged as consulting and professional fees to general and administrative expense.

On September 17, 2013, we issued 80,000 common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.05 per share.  The total value of $4,000 was recorded as a deferred expense and scheduled for amortization to general and administrative expense over the one-year service period and have been charged as consulting and professional fees to general and administrative expense.

On September 27, 2013, we sold 350,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $35,000.

On October 15, 2013, we sold 50,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $5,000.

On November 4, 2013, we sold 5,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $500.

On December 4, 2013, we sold 50,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $5,000.

On January 23, 2014, we issued 150,000 common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.05 per share.  The total value of $7,500 was recorded as a deferred expense and scheduled for amortization over the one-year service period and have been charged as consulting and professional fees to general and administrative expense.

On March 21, 2014, we sold 10,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $1,000.

With regard to the various issuances of stock for services as disclosed above, the Company has amortized $14,250 and $37,500 into expense for the three and nine months ended March 31, 2014 and has $22,000 remaining to amortize which is included in deferred expense in the accompanying condensed consolidated balance sheet.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors, having a par value of $0.0001 per share.  No shares of preferred stock have been designated, issued or are outstanding.  Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 10,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock.

NOTE 7 –INTANGIBLE ASSETS

Intangible assets consist primarily of domain names.

A rollforward of capitalized domain names for the nine months ended March 31, 2014 is as follows:

March 31, 2014
Balance at June 30, 2013	$258,248
Acquisition of assets of EON	166,650
Purchases of domain names	3,906
Balance at March 31, 2014	$428,804

The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.

Acquisition of assets of EON

On August 5, 2013, we acquired specified assets of EON from an unrelated third party, which consist of approximately 100 domain names and 40 media properties principally covering the automotive sector, for 3,333,000 shares of our common stock.  At the time of acquisition, EON was not a going concern and there were no tangible assets or cash flows.  In accordance with FASB ASC Topic 805, the Company has determined this transaction to be a purchase of assets and not as a business combination.  Based on the more readily determinable value of the common shares, the purchase price was recorded at $166,650, or $0.05 per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2014 and June 30, 2013, we had balances due to related parties as follows:

	March 31, 2014	June 30, 2013
Note payable – related party	$308,406	$314,489

Upon inception of Domain Media Corp. on June 14, 2013, we issued 5,000,000 shares of our common stock to our President and Founder, Mr. Chris Kern, at inception in exchange for organizational services totaling $500, which were incurred upon incorporation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company can, from time-to-time, be a party to certain legal proceedings that arise in the normal course of its business.  The Company experienced no losses from litigation during the nine months ended March 31, 2014 and 2013.  As of March 31, 2014, the Company was not a party to any pending material legal proceedings.

Other

As of March 31, 2014, the Company is not aware of any other commitments or contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On April 22, 2014, we issued 80,000 common shares to third party consultant for business consulting services that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.10 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report is prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our audited consolidated financial results on Form 10 filed as of March 28, 2014 and the related notes that appear elsewhere in this quarterly report.  As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Domain Media Corp., inclusive of our wholly-owned subsidiary Domain Media, LLC.

Corporate History and Overview

We were incorporated under the laws of the State of Nevada on June 14, 2013.  The Company issued 5,000,000 shares of its common stock to Mr. Kern at inception in exchange for organizational services rendered incurred upon incorporation.  Following our formation, we issued 20,000,000 shares of our common stock to our founder, Chris Kern for the acquisition of Domain Media, LLC from Mr. Kern, including all of its websites and domain names on July 10, 2013, in addition to the assumption of approximately $315,000 due to him in the form of convertible notes.  On August 5, 2013, we acquired the assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector from Agile Opportunity Fund and issued 3,333,000 common shares as consideration for the EON assets.  On January 23, 2014, we appointed Mr. Jonathan Bonghi as a member of our board of directors, and issued 150,000 shares of our common stock to him.  As of May 9, 2014, we had one employee, our founder and president, Mr. Kern.  Through December 2014, Mr. Kern will devote his full time and attention of approximately forty hours a week to us but may increase the number of hours as necessary.

We will incur additional website development charges when they are performed, of which there have been none of great significance in recent months.  In order to begin earning additional revenues, we need to engage in consumer marketing to generate traffic to our sites, as well as attract advertisers that desire to promote their goods and services on our websites.  In addition, we believe that enhancing our websites with additional features and content may have a positive impact upon our ability to generate revenues.

We will derive revenue from the sale of advertising, sponsorships, directing listings, affiliate commission revenue, lead generation, product sales, and related services concentrated towards specific niche industry sectors such as health and wellness, online education, hospitality and travel, as well as the automotive industry.  In addition, we will derive revenue from our business services division by providing various forms of advertising, marketing and email campaigns, sponsored market research, hosting virtual events, and the like.

Our current principal sources of revenue include:

•

Pay per click (PPC) advertising from providers;

•

Domain name sales;

•

Lead generation where we receive a commission for sending users of our websites to third party providers who complete an inquiry form or provide an email submission as a qualified lead;

•

Affiliate revenue from various companies, usually offered through an affiliate network such as ClickBank, Commission Junction, MaxBounty, or the like whereby we receive a commission for sales of products or services that occur from traffic that we originate that is directed to their site;

•

Product sales through our ecommerce stores; and

•

Business services - include lead generation, SEO services and sponsored content development.  These services are typically provided in a consulting capacity on a per project basis.

Each of the services described above can be found in any one of our specific owned and operated websites either on a singular basis or in any combination of the other services listed above.

We anticipate that the Company will also incorporate additional forms of revenue in the near future. These include:

•

Directory listing whereby local companies and service providers pay to have a premium listing on one of our professional industry or service specific websites;

•

Membership based subscriptions to a specific website that provides unique content, information and/or resources;

•

Sponsorship and direct advertisers that advertise on one or several of our owned and operated websites; and

•

Content licensing and syndication.

Results of Operations for Three Months Ended March 31, 2014 and 2013

The following table sets forth the results of our operations during the three months ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2013 to 2014:

	Three Months Ended March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues	$10,845	$14,585	$(3,740)	26%
Operating Expenses	58,603	11,818	46,785	396
Other Income (Expense), net	(2,830)	-	2,830	100
Net Income (Loss)	$(50,588)	$2,767	$(53,355)	>999%

Revenue, decreased by approximately 26% to $10,845 during the three months ended March 31, 2014, from $14,585 during the corresponding three months ended March 31, 2013.  The decreased revenue was primarily related to decreases in revenue from domain name sales, lead generation and content marketing sales, but was offset by an increase in pay-per-click revenue.  The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the March 31, 2014 period.

Operating expenses increased by 396% during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The increase in operating expenses is primarily attributable the increases in stock based compensation, an increase in website development and domain name renewal fees, and an increase in professional, marketing consulting and advertising fees.

Other expenses increased to $2,830 for the three months ended March 31, 2014, as compared to zero in the respective period ended March 31, 2013.  Other expenses primarily consisted of interest expense on related party notes payable.

Net loss for the three months ended March 31, 2014 was $(50,588), as compared to a net income of $2,767 for the respective period in 2013.

Results of Operations for Nine Months Ended March 31, 2014 and 2013

The following table sets forth the results of our operations during the nine months ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2013 to 2014:

	Nine Months Ended March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues	$33,399	$31,991	$1,408	4%
Operating Expenses	122,737	27,262	95,475	350
Other Income (Expense), net	(316,719)	(96)	316,623	>999
Net Income (Loss)	$(406,057)	$4,633	$(410,690)	>999%

Revenue, increased by approximately 4% to $33,399 during the nine months ended March 31, 2014, from $31,991 during the corresponding nine months ended March 31, 2013.  The increased revenue was primarily related to increased sales for events, consulting and product sales, but was offset by decreases in sales from lead generation, pay-per-click and domain names.  The reason for the change in the mix of revenue for the period was primarily based upon client demand and our including the media assets and websites acquired in the EON acquisition, which provides a new channel to generate revenue.

Operating expenses increased by 350% during the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The increase in operating expenses is primarily attributable to the increases in stock based compensation, an increase in website development and domain name renewal fees, and an increase in professional fees, marketing consulting fees, dues and subscriptions.

Other expenses increased to $316,719 for the nine months ended March 31, 2014, as compared to $96 in the respective period ended March 31, 2013.  Other expenses primarily consisted of interest expense, including a $314,489 charge for the beneficial conversion feature on related party notes payable.

Net loss for the three months ended March 31, 2014 was $(406,057), as compared to a net income of $4,633 for the respective period in 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to June 30, 2013:

	Period Ended		$	%
	March 31, 2014	June 30, 2013	Increase / (Decrease)	Increase / (Decrease)
Current Assets	$32,399	$16,430	$15,969	97%
Current Liabilities	319,573	314,489	5,084	2
Working Capital Deficit	$(287,174)	$(298,059)	$10,885	4%

As of March 31, 2014, we had a working capital deficit of $287,174, as compared to a working capital deficit of $298,059 as of June 30, 2013, a decrease of $10,885.  Our working capital deficit is primarily attributable to current notes payable, increase in capital raised from investors, and increase in assets.

Net cash provided by (used in) operating activities for the nine months ended March 31, 2014 and 2013 was $32,751 and $7,621, respectively.  The net loss for the nine months ended March, 31, 2014 and 2013 was ($406,057) and $4,633, respectively.  For the nine months ended March 31, 2014, the net loss included non-cash operating expenses of $314,489 related to interest expense from the value of a beneficial conversion feature on related party notes payable.

Net cash used in investing activities for the nine months ended March 31, 2014 was $4,142 as compared to $396 for the nine months ended March 31, 2013.  The Company paid $3,906 and $196 for the acquisition of domain names during the nine months ended December 31, 2013 and 2012, respectively.

Net cash provided by financing activities for the nine months ended March 31, 2014 was $40,417 as compared to $8,499 for the nine months ended March 31, 2013.  During the nine months ended March 31, 2014, the Company paid $6,083 on related party notes payable.  In addition, the Company’s sold common shares in a private placement of $46,500 to accredited investors.

Going Concern

The Company expects its current resources to be insufficient to fund its operations for the next 12 months unless additional financing is received.  As of May 9, 2014, we had cash on hand of approximately $32,000.  At our current monthly burn rate of $5,000, our cash reserves will run out in approximately six months.  In order to prevent this, we will need to either increase revenues or raise funds to continue to operate and implement our business model.  We will require approximately $40,000 - $60,000 to fund our operations for the next twelve months.  If we are unable to increase revenues or raise funds to fulfill our operating budget, we will likely have to discontinue operations.  Management has determined that additional capital will be required in the form of equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

As reflected in the accompanying consolidated financial statements, we had a net loss and net cash used in operations of ($406,057) and $(32,751), respectively, for the nine months ended March 31, 2014.

Our ability to continue our operations is dependent on our plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.  In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our auditor in its report dated January 15, 2014, has expressed substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.  In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may be forced to scale back operations and business objectives.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles - Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”).  This Update is to simplify how public and nonpublic entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance was effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment.  ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update was effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets; interest rate, income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expense, deferred costs, accounts payable and accrued liabilities, deferred revenues, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and June 30, 2013.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of related party accounts payable, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors that led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company receives non-refundable up-front payments for services.  These payments are initially deferred and subsequently recognized over the subscription period, typically one year.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached.  A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments).  Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments.  The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset.  This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.  Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions.  Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments.  A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue.  We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets.  The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2014, we issued 150,000 common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.05 per share.

On March 21, 2014, we sold 10,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $1,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On April 22, 2014, we issued 80,000 common shares to third party consultant for business consulting services that he will render to the Company over a one-year period.  These shares were valued at a fair value of $0.10 per share.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*  Filed herewith.

**  Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMAIN MEDIA CORP.

Date: May 14, 2014	By:	/s/ Chris J. Kern
Chris J. Kern
President, Chief Executive Officer, Secretary and
Director (Principal Financial Officer)