Form 10-K
period 2014-06-30
DOMAIN MEDIA CORP
filed 2014-09-29
CIK 1589096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-555130

DOMAIN MEDIA CORP.
(Exact name of Registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3100 West Ray Rd., Suite 201
Chandler, Arizona 85226
(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: (480) 659-4907

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes      . No  X .

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately zero as of the end of the Registrant's fiscal year (based on the fact that there was no market for the Company’s common stock on the OTC Markets as of June 30, 2014). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the Registrant. The Registrant has no non-voting common equity.

As of September 29, 2014, there were 30,308,000 shares of the Registrant's common stock outstanding.

DOMAIN MEDIA CORP.

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 1. Business

History

We were incorporated under the laws of the State of Nevada on June 14, 2013. We issued 5,000,000 shares of our common stock to Mr. Kern at inception in exchange for organizational services rendered incurred upon incorporation. Following our formation, we issued 20,000,000 shares of our common stock to our founder, Chris Kern for the acquisition of Domain Media, LLC from Mr. Kern, including all of its websites and domain names on July 10, 2013, in addition to the assumption of approximately $315,000 due to him in the form of convertible notes. On August 5, 2013, we acquired the assets of The Enthusiast Online Network, Inc. (“EON”), which consisted of approximately 100 domain names and 40 media properties principally covering the automotive sector from Agile Opportunity Fund and issued 3,333,000 common shares as consideration for the EON assets. On January 23, 2014, we appointed Mr. Jonathan Bonghi as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period. On July 7, 2014, we appointed Mr. Allan Sabo as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period. As of August 15, 2014, we had one employee, our founder and president, Mr. Kern, and several part-time consultants. Through June 2015, Mr. Kern will devote his full time and attention of approximately forty hours a week to us but may increase the number of hours as necessary.

We incur additional website development charges when they are performed, of which there has been increased activity during the past several months due to various client engagements and projects we are launching. In order to begin earning additional revenues, we need to engage in targeted marketing to generate traffic to our sites, as well as attract advertisers that desire to promote their goods and services on our websites. In addition, we believe that enhancing our websites with additional features and content may have a positive impact upon our ability to generate revenues.

We derive revenue from the sale of advertising, sponsorships, directory listings, affiliate commission revenue, lead generation, product sales, internet marketing, and related services concentrated towards specific industry sectors such as health and wellness, online education, hospitality and travel, as well as the automotive industry. In addition, we expect to derive revenue from our business services division by providing various forms of advertising, marketing and email campaigns, sponsored market research, hosting virtual events, digital media consulting and SEO services, and the like.

Industry Overview

Advertisers worldwide will spend $545.40 billion on paid media in 2014, according to new figures from eMarketer. Total media ad spending will increase 5.7%, eMarketer projects, more than doubling its growth rate of 2.6% from a year ago.

On a country-by-country basis, the U.S. is by far the leader in total media ad spending. eMarketer estimates that the U.S. will eclipse $180 billion in advertising spending this year, or nearly one-third of the worldwide total. This spending is also the highest in the world per capita; U.S. advertisers will spend nearly $565 on paid media, on average, to reach each consumer in the country in 2014.

Spending on ads served to Internet-connected devices including desktop and laptop computers, mobile phones and tablets will reach $137.53 billion in 2014, according to eMarketer’s latest estimates of worldwide paid media spending. The market size for digital advertising and the overall consumption of digital media has steadily increased its ability to captivate consumers and capture the marketing dollars that follow. These trends are expected to continue for the next several years in addition to higher increases also being attributed to mobile advertising’s breakneck growth providing evidence that marketers are recognizing the tremendous power of mobility and smaller screens. Digital video is also on a strong positive growth trajectory, delivering dynamic content, highly loyal viewers, and incredible brand building opportunities.

At $11.6 billion in the first quarter of 2014, Internet advertising revenues hit an all-time first quarter high. Internet advertising revenues in the U.S. reached $11.6 billion for the first quarter of 2014, marking a 19% increase over the same period in 2013, according to the latest IAB Internet Advertising Revenue Report figures recently released by the Interactive Advertising Bureau (IAB) and PwC US. This is a historic first-quarter high and a significant increase over last year’s first quarter revenue level, which was record-setting at $9.6 billion.

Additional market metrics as provided in IAB’s 2013 Full Year Report (Published in April 2014) further demonstrate positive growth for all segments of Internet advertising, and particularly those that the Company participates in:

•

Search revenues accounted for 43% of 2013 yearly revenues, down from 46% for 2012. Search revenues totaled $18.4 billion in for 2013, up 9% from 2012, when Search totaled $16.9 billion.

•

Mobile advertising increases 110% in 2013 for the year — Mobile advertising in the United States totaled $7.1 billion during the 2013 year, a 110% increase from the prior year total of $3.4 billion.

•

2013 annual revenues increased on a year-over-year percentage and dollar basis. The compound annual growth rate (CAGR) over the past ten years for internet advertising of 18% has outpaced U.S. current dollar GDP growth of 4%* over that period.

•

Display-related advertising accounted for $12.8 billion or 30% of total revenues during the 2013 year, up 7% from the $12.0 billion (33% of total) reported for 2012. For 2013, display-related advertising includes Display/Banner Ads (19% of 2013 revenues, or $7.9 billion), Digital Video (7% or $2.8 billion), Rich Media (3% or $1.3 billion), and Sponsorship (2% or $766 million).

•

Lead Generation revenues accounted for 4% of 2013 yearly revenues, or $1.75 billion, up 4% from the $1.69 billion (5% of total) reported in 2012.

•

Classifieds revenues totaled $2.6 billion or 6% of 2013 revenues, up 7% from the $2.4 billion (7% of total) reported in 2012.

Business Overview

Domain Media, through its owned and operated new media network of industry focused websites, provides an online venue for individuals (as consumers or business people) to meet, learn and/or share with their like minded peers, which also serves as a platform for businesses to connect with these audiences to improve their engagement with them. The Company has its own content management platform, which currently supports over 40 websites, primarily consisting of our automotive channel, and utilizes other third party platforms to manage its other websites. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising. We provide Internet-based search, focused media content, and advertising services that facilitate access to the specific market verticals that we participate in as well as marketing, lead generation and market research services.

On August 5, 2013, we acquired specified assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, the Company has determined this transaction to be a purchase of assets and not a business combination. We currently have approximately 950 domain names, 70 active websites, each of which requires updating and improvement, and approximately 40 websites acquired from EON that were dormant and have all recently been re-launched. The domain names we own are focused on specific market verticals or channels that encompass industries such as automotive, health and wellness, travel and leisure, sports and entertainment, and internet marketing services. We intend to further develop and deliver niche based content where our target audience can connect with our website, the community it is associated with, and interact to obtain useful and entertaining information.

We also offer business-to-business based marketing, lead generation and sponsored market research services that are marketed through various websites. These services are provided on an as ordered basis and are customized to each respective client’s needs. In addition, we recently launched an e-commerce store, which sells highly specialized electronics products for security and surveillance.

The Company currently operates in two general business units – 1) Owned and operated (“O&O”) websites, and 2) Business Services. Our O&O websites include approximately 950 domain names and 70 active websites, each of which requires updating and improvement. Our portfolio of O&O websites also includes approximately 40 websites that we acquired from EON that were recently re-launched. Each one of our websites typically focuses on specific market verticals such as online education, health and wellness, automotive, and travel and leisure, and are slated for additional development to deliver engaging niche based content where our target audience can connect with our website, the community or business it is associated with, and interact to obtain useful and entertaining information. The websites associated with EON are principally automotive related and include sites such as FordTruckWorld.com, ChevyTruckWorld.com, and ModernVette.com. In addition, we operate an ecommerce store, TheSpyCamStore.com, which sells highly specialized electronics products for security, monitoring, surveillance, and counter surveillance. The Company will commence various marketing campaigns in order to attract additional people to visit our O&O sites to increase the amount of business and commerce that is conducted on them in order for us to generate additional revenue.

Our business services unit offers a variety of services to help companies improve their presence on the Internet, generate more leads and sales, and to optimize their online business strategy. We offer search engine optimization (SEO), lead generation and sponsored content development services geared towards early growth stage companies to lower middle market businesses. We currently offer our business services through four websites which include ScottsdaleSEOPro.net, in addition, we operate three websites in partnership with C4 Marketing, Inc. which include LeadBistro.com, TheMarketingScope.com, and RecruitingScope.com. Our business services are provided on an as ordered basis and are customized to each respective client’s needs, which may include a single or combination of any of the services listed above.

The Company currently is comprised of Chris Kern, its founder, President, CEO, two members of our board of directors, Mr. Jonathan Bonghi, and Mr. Allan Sabo, and five advisors, all which provide services to the company on a limited basis. Each one of our advisors and board members has been compensated with 80,000 shares and 150,000 shares of common stock in the Company, respectively. In addition, our advisors and board members may be compensated for their time and additional services as independent consultants, paid from corporate funds. In addition, we hire and outsource work to a number of consultants, or through networks such as Elance or oDesk, on a per-project or as needed basis for website development, technical support, database management, content development, and the like. There are no agreements with any consulting firms at this time related to website development, technical services, or database management. Utilizing outsourcing networks such as Elance or oDesk requires its users to agree to their terms of service and terms of use which are found on their website and accepted when signing up for their respective services.

The Company anticipates needing to hire more people either on a full-time basis, or additional consultants on an as needed basis. Based upon the availability of a budget, we will bring on new personnel to the Company (both full-time, part-time, and outsourced) to extend the development efforts of our O&O websites to enhance their functionality, as well as for marketing, generating traffic to our websites and to help implement additional channels of revenue. Based upon our experience and the recent development efforts that have taken place on a limited budget during the past six months, we believe that we will be able to continue the development and enhancement of our O&O websites and expand our business services unit, even on a limited budget.

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

•

Product sales through our ecommerce stores; and

•

Business services - include lead generation, SEO services, and sponsored content development. These services are typically provided in a consulting capacity on a per project basis.

Each of the services described above can be found in any one of our specific O&O websites either on a singular basis or in any combination of the other services listed above.

We anticipate that the Company will also incorporate additional forms of revenue in the near future. These include:

•

Directory listing whereby local companies and service providers pay to have a premium listing on one of our professional industry or service specific websites;

•

Membership based subscriptions to a specific website that provides unique content, information and/or resources;

•

Sponsorship and direct advertisers that advertise on one or several of our O&O websites; and

•

Content licensing and syndication.

In addition, while we have generated revenue from sales of domain names during the year ended June 30, 2014 and my continue to generate revenue from domain name sales from time-to-time, we do not consider that to be a primary focus for our business in the future. While we have a growing integrated media network, our business and websites fall into four specific categories that depict their purpose and focus:

•

Communities - such as FordTruckWorld.com, ModernVette.com, and HarleyZone.com;

•

Business Services - which can be found at ScottsdaleSEOPro.net, TheMarketingScope.com, and RecruitingScope.com;

•

Lead Generation/Affiliate Marketing – which include O&O sites such as KidsReadBetter.net and FatLossFoodPlans.com; and

•

E-Commerce – product based sales at O&O sites like TheSpyCamStore.com

The principal focus of the sectors that we participate in include five main channels or brands, which we believe to be the most prevalent sectors to pursue online, all of which have strong growing markets, are highly fragmented industries, and provide the Company with a unique opportunity to be a leading publisher and provider of integrated media and related services:

•

Automotive

•

Health & Wellness

•

Travel & Leisure

•

Sports & Entertainment

•

Business Services

The Company has diligently planned to have a diversified business by selecting not only multiple industries and sectors to participate in, but to also include a wide array of revenue channels to produce sales as outlined above. We believe this methodology enables us to minimize the risk of participating in only one industry, and only one or two revenue channels. By creating the diversity in our business model, we believe this enables us to capture a wider base of opportunities that can also be cross marketed and collateralized throughout our network to the other industries and channels we focus on, and provides us with a stronger platform for business growth and building long term sustainability.

The Company is in the early stages of growth and currently relies upon a handful of clients and/or affiliate networks to generate its revenue. During the year ended June 30, 2014, the Company had 5 clients that generated the vast majority of its revenue. In the instance where we produce revenue from an affiliate network such as Amazon, Clickbank or MaxBounty, there is an agreement of terms that all affiliates agree to when signing up to utilize their network. While these agreements are material to our business in that it permits us to utilize their networks and generate sales from them, there are a multitude of other companies that we can obtain similar affiliate agreements with in a very short timeframe. In the case where the Company has business services clients, there are agreements or proposals that have been accepted that outline the general terms and conditions that have been agreed to, with additional billings and business typically conducted on a per project and/or per order basis.

Competition

The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price per click or per thousand users to our websites, access to targeted audiences and the quality of our content. Our principal competitors in this space include Internet media and marketing companies such as IAC/InterActiveCorp, Demand Media, Active Interest Media, Say Media, Ning, and Internet Brands, as well as numerous websites and blogs managed by individuals and small businesses that focus on particular areas of consumer interest.

Business Development

Our business development efforts are focused on four main areas. The first is signing content providers or creators to provide content on our network for further syndication and monetization deals. The second is signing direct advertisers on our network and platform and to increase advertising demand. The third area of focus is to drive additional traffic and improve conversions for O&O affiliate marketing and lead generation focused sites. The fourth area of focus is on obtaining new accounts for our business services group where we deliver a variety of services including lead generation, content marketing, search engine optimization (SEO), and digital media consulting services. We expect all areas of our business development activities to grow in 2015 as we move toward stabilization of our platform and business processes, the implementation of various marketing and advertising campaigns, and the expansion of our technical capabilities.

Employees

We currently have 1 employee, and hire several consultants and outsource our work on an as needed and per project basis.

Advisory Board Members

The Advisory Board of the Company currently consists of four members. Our Advisory Board members each have received 80,000 restricted common shares of the Company which vest over a period of one year from the date of issue. As of June 30, 2014, our Advisory Board consists of the following people:

Michael Sawtell – Mr. Sawtell was the former president and COO of Local.com, an Internet media advertising company focused on local businesses advertising and media placement needs. He is a specialist in operations optimization and leveraging technology, recently taking Local.com from $77 million in revenue to over $100 million in revenue run rate in three years, and dramatically improving revenue per employee from approximately $325,000 to over $1,000,000 in the same three-year period.

Peter Tyrrell – Mr. Tyrrell was one of the original executives behind EON, which the Company acquired on August 5, 2013. He provides the Company with technical direction as well as assists with the management of our EON network.

Richard Egan – Mr. Egan has been a senior editor and community manager for some of the leading websites in the world as well as with large well-known publishers and media companies such as Ziff Davis. He provides direction and support as it relates to our social media strategy, acts as our community manager for one of our Facebook communities, as well as provides advice and insight relative to the Company’s Internet media business.

Eric Vidal – Mr. Vidal has been a senior marketing executive and product manager for several large technical companies that provided various types of software platforms, including firms such as Intercall and Cisco (WebEx). He assists with aligning the Company with new business development opportunities as well as with the planning of our marketing strategy, and planning the roll-out of new potential products or services.

Neil Reithinger (Eventus Advisory Group, LLC) – Mr. Reithinger has previously been a public company CEO and CFO and is currently a CPA in good standing with the state of Arizona. Through his firm, Eventus Advisory Group, LLC, he works on behalf of the Company as our outsourced CFO, controller and assists with our SEC financial reporting requirements and other filing needs. Pursuant to his extended work and commitment to the Company, on July 18, 2014, his firm was issued a total of 500,000 restricted common shares of the Company’s stock, which vested over a period of one year.

Description of Properties

Our headquarters are located at 3100 W. Ray Road, Suite 201, Chandler, AZ 85226, which are leased under a standard virtual office lease from July 8, 2014 to July 31, 2015 for an annual cost of approximately $2,400. Our website is www.domainmediacorp.com and our general contact email is info@domainmediacorp.com.

Intellectual Property

We are reviewing various aspects of our technology platform in consideration of the potential to initially file provisional patents on our platform and two of our specialized programs that integrate with it. As of now, we have not filed any patent applications. Our intellectual property, consisting of trade secrets, and copyrights, are, in the aggregate, important to our business. Specifically, we rely on common law copyright protection with respect to the content contained on our website. We rely on a combination of trade secret, and copyright laws in the United States and other jurisdictions, together with confidentiality agreements and technical measures, to protect the confidentiality of our proprietary rights. We rely heavily on trade secret protection. To protect our trade secrets, we control access to our proprietary systems and technology and have entered into a confidentiality and invention assignment agreement with our sole employee and Chief Executive Officer, Chris Kern. In addition, because of the relatively high cost we would experience in registering all of our copyrights with the United States Copyright Office, we have not yet registered any copyrights associated with our website content with the United States Copyright Office.

On July 13, 2013, we entered into a Proprietary Information and Inventions Agreement with Chris J. Kern, our president. The agreement requires Mr. Kern to keep all proprietary information obtained by him during his employment with us and relating to our business in strict confidence. Additionally, during his term of employment, he agrees to assign any and all inventions derived by him relating to our business to us.

Product & Service Development

We are engaged in ongoing product and service development across our whole range of products and services. We intend to improve our customer-interfaces and refine our processes and capabilities of our platform, and the development and presentation of our content across our network. We regularly research new geographic markets, technology enhancements and related identity management concepts as part of standard business development and technology activities. We have not undertaken any material research and development activities in the course of operating and improving our services through our own efforts and those of our consultants and outsourced technical staff, and do not expect to in the future.

Item 1A. Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in our Company.

Risks Related to the Company's Operations

1.

The Company has limited financial resources. Our auditors have expressed in the report of independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and have limited financial resources. We had limited cash on hand of $15,476 and stockholders’ deficit of $4,990 at June 30, 2014. No assurances can be given that we will generate sufficient revenue, achieve a profit, or obtain necessary financing to continue as a going concern.

2.

We have little cash on hand and will not be able to continue to operate unless revenues increase or we raise additional funds.

As of June 30, 2014, we have cash on hand of approximately $15,476. At our currently monthly burn rate of $3,000 and our cash reserves will run out in approximately five months or November 2014. In order to prevent this, we will need to either increase revenues or raise funds to continue to operate and implement our business model. Neither of these objectives may be achievable. If we are unable to accomplish either or both, we will likely have to discontinue operations. In addition, we will require approximately $50,000 to $70,000 to fund our operations for the next twelve months. If we are unable to increase our revenues or raise funds to fulfill our operating budget, we will likely have to discontinue operations.

3.

Because we are an early stage company, we face a high risk of business failure.

We were formed in June 2013, and our subsidiary company Domain Media, LLC was formed in April 2006. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of domain names and websites to build out and extend the potential reach of our network. Due to our limited cash flows, we face a high risk of business failure.

4.

Most of our competitors, which include companies and websites such as Demand Media, Marchex, Say Media, MOVE, and Active Interest Media, have significantly greater financial and marketing resources than do we.

Most of our competitors, many of which include companies and websites such as Demand Media, Marchex, Say Media, MOVE, Active Interest Media, and Internet Brands, have significantly greater financial and marketing resources than do we. These companies have sophisticated websites and the ability to advertise in a wide variety of media, including television. We will principally depend on the business contacts of our president, utilizing various marketing channels online, and by word of mouth. There are no assurances that our approach will be successful.

5.

We will continue to be completely dependent on the services of our founder and president, Chris J. Kern, the loss of whose services may cause our business operations to be severely impacted or may cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

DMC’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Kern. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will have a high probability in failing. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. There is a high degree of risk that the business will be adversely affected or fail without the services of Mr. Kern or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Kern naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

6.

We will be dependent on various industry and news/media content suppliers.

Our financial prospects will be dependent upon the acquisition, utilization and sale of various industry specific media-related services. Media consumption, including the attendance of related conferences, reading materials, and paid-for content, is dependent on personal discretionary spending levels. In addition, unforeseen events beyond our control, such as a breakdown in certain industries or sectors that are not in favor, the lack of newsworthy stories and events taking place in any related the industry sectors that we cover, also may adversely affect our business and results of operations.

7.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences fluctuations, which reflect personal sentiment and interest for the media, marketing and related services offered by the Company. We believe that traditional media consumption in the United States and Europe are higher in the fourth and first calendar quarters of the year as consumers are inside more, and tend to take fewer vacations and travel less in the colder fall and winter months, as opposed to the spring and summer months. In the second and third quarters of the calendar year, demand for online media consumption and online sales in general in the United States and Europe generally declines as people are on vacation, travel more, and spend more time outside.

Because of these fluctuations and uncertainties, our operating results may not meet the expectations of investors. If this happens, the trading price of our common stock, if and when we become a publicly traded company, would almost certainly be materially adversely affected.

8.

Our business could be negatively affected by changes in search engine algorithms and dynamics or termination of traffic-generating arrangements.

We will utilize Internet search engines and other media related demand aggregation websites, principally through the use of alternative energy and green tech-related keywords to generate traffic to our websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to sites can be negatively affected. In addition, we are likely to purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our websites or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

9.

Our success depends upon the continued commercial use of the Internet, and acceptance of online advertising as an alternative to offline advertising.

The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant percentage. Growth in our business largely depends on this distinction between online and off-line advertising narrowing or being eliminated. This may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, assuming that we succeed in commencing revenue-producing operations, we anticipate competing for advertising dollars with traditional media, including print publications, in addition to websites with higher levels of traffic. We believe that the continued growth and acceptance of online advertising generally will depend on its perceived effectiveness and the acceptance of related advertising models, and the continued growth in commercial use of the Internet, among other factors. Assuming that we succeed in commencing revenue-producing operations, any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

10.

Current questionable activities in the pay-per-click market may have an adverse affect on our business.

We understand that some firms that pay fees on a pay-per-click basis for marketing have found that some companies have used technologies that generate large numbers of questionable or phony clicks. In the industry, this is known as "click laundering." If this trend continues or is perceived to be getting worse, fewer companies may be willing to enter into pay-per-click arrangements.

11.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and websites, and any significant disruption in service on our platforms and websites could result in a loss of advertisers, clients, or members.

Members and users access our services through our platforms and websites. Our reputation and ability to acquire, retain and serve our clients, members and users are dependent upon the reliable performance of our platforms and websites and the underlying network infrastructure. As our client base and audience continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and websites. The operation of these systems is expensive and complex and could result in operational failures. In the event that our client base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, regardless of the cause, could affect the security or availability of our platforms and websites, and prevent our publishers and advertisers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential publishers and clients, which could harm our operating results and financial condition.

12.

If the security measures for our systems are breached, or if our products or services are subject to attacks that degrade or deny the ability of administrators, developers, users and customers to maintain or access them, our systems, products and services may be perceived as not being secure. If any such events occur, users, customers, advertisers and publishers may curtail or stop using our products and services, and we may incur significant legal and financial exposure, all of which could have a negative impact on our business, financial condition and results of operations.

Some of our systems, products and services involve the storage and transmission of information regarding our users, customers, and our advertising and publishing partners, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to this information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our systems and the stored data therein. Any such breach or unauthorized access could result in legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our systems, products and services that could potentially have an adverse effect on our business, results of operations and financial condition.

13.

We depend upon our sole officer, and if we are not able to retain him or recruit additional qualified personnel, the commercialization of our product candidates and any future tests that we develop could be delayed or negatively impacted.

Our success is largely dependent upon the continued contributions of our sole officer and our current key employee, Mr. Chris Kern, Chief Executive Officer. Our success also depends in part on our ability to attract and retain highly qualified technical, commercial and administrative personnel. In order to pursue our business strategies, we will need to attract and hire, or engage as consultants, additional personnel with specialized experience in a number of disciplines. There is intense competition for personnel in the fields in which we operate. If we are unable to attract new employees and retain existing employees, the development and commercialization of our product candidates could be delayed or negatively impacted.

14.

There are significant potential conflicts of interest.

Our key personnel are and will be required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Kern works as an independent consultant and provides business development and advisory services to his clients. He is paid in any combination of a retainer fee, per project, or consulting fees depending upon the particular project, scope of work, or terms of advisory engagement. Mr. Kern allocates his time towards projects where he can derive an income on a consistent basis. Because Mr. Kern is currently not receiving compensation from the Company for his services on an ongoing basis, he may at times devote a significant amount of his time and attention on his consulting business rather than on the Company’s business.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Kern specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us. We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

15.

As we are subject to the periodic reporting requirements of Section 12 of the Exchange Act, we will be required to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to Section 12 of the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, we have had to retain an independent registered public accounting firm, whether it is our current independent auditor or not, which will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

16.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls are inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision and will pose additional risk upon the Company.

17.

The costs of being a public company could result in us being unable to continue as a going concern.

We are subject to periodic reporting requirements as a public company, and we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares or a financing, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

18.

Having only three directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only three directors, two of which are independent directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

19.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000 shares) but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the then-prevailing market. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute the common stock book value, and that dilution may be material.

Furthermore, our founder and president, Mr. Kern, owns convertible notes in the Company, directly and through his affiliated companies, having a current estimated face value of $305,104, which may be converted to common shares of the Company at any time at his discretion. The conversion price of said convertible notes is $0.04 per share which may create substantial dilution to the shareholders of the Company. If these convertible notes are converted by our president, he will obtain an additional 7,627,600 shares of common stock in the Company.

20.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

21.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

As of the date of this filing, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market-maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Markets System commencing upon the submission and approval of our Form 211 under Rule 15c2-11, which is overseen by FINRA. On September 15, 2014, FINRA accepted our application and issued our trading symbol which is “DMDW”. If and when the application is accepted, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTC Market System, we will then try, through a broker-dealer and/or a legal representative, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts. This means that the shares of a company can only be traded manually between accounts, which takes days and is not a realistic option for companies relying on broker dealers for stock transactions. While DTC-eligibility is not a requirement to trade on the OTC Market System, electronic trading is necessary to process trades on the OTC Market System if a company’s stock is going to trade with significant volume and efficiency. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

22.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the “OTC”. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. The term “penny stock” is defined in Exchange Act Rule 3a51-1 as, among other things, as having a price of less than $5.00 per share as set forth in Exchange Act Rule 3a51-(1)(d). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will in all likelihood find it difficult to sell their securities.

23.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

24.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock.

25.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

26.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns an aggregate of approximately 86.00% of our outstanding common stock assuming all shares currently owned in addition to the underlying shares pursuant to the convertible note. Because of his beneficial stock ownership, our president may be in a position to continue to elect our board of directors, influence all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

27.

All of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (30,308,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The 30,308,000 issued and outstanding shares of our common stock are owned by our president (25,000,000), Agile Opportunity Fund (3,333,000), seven independent unaffiliated investors (475,000), our two board members (300,000), and several professional services companies and advisors that have collectively received 1,200,000 shares of our common stock for services rendered, may be sold after the requisite Rule 144 holding periods have passed.

28.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

29.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market (as a result of Sarbanes-Oxley), require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

30.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 30, 2014, the Company leased office space in Chandler, Arizona from the Company’s President at no cost ($0). The lease term is for a period of 3 years starting as of May 28, 2014 and having an expiration date of May 28, 2017. In addition, the Company signed a one-year standard virtual office lease from July 8, 2014 to July 31, 2015 for an annual cost of approximately $2,400, plus any additional fees that may be incurred for administrative services, located at 3100 W. Ray Road, Suite 201, Chandler, AZ 85226.

Item 3. Legal Proceedings

There are presently no other material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock symbol is DMDW, but our stock is not quoted on any exchange as of the date of this filing. If and when our Form 211 under Rule 15c2-11 is approved, our trading market will be established on the OTCQB, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Holders

We currently have 18 stockholders of record as of September 29, 2014.

Dividends

We have not paid any dividends to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Revised Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Issuances of Unregistered Securities

On July 7, 2014, we issued 150,000 common shares to Mr. Allan Sabo for his appointment and services on our board of directors that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.

On August 8, 2014, we sold 5,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $500.

Item 6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

We are focusing on stabilizing our content management system and infrastructure that supports our network of websites. With the relaunch of various sites on our network, as well as new sites and networks being launched now and in the near future, we believe that it is prudent to take a moment to insure all of our technology is working properly and is capable of handling the growth we see coming. With this stabilization in place, we plan to invest in additional features and technology that will further differentiate us from our competition. We will continue to invest in the development of our platform and infrastructure to enhance our media offerings, and create additional solutions for the marketplace. The goal of these developments will be to maximize the market penetration across the various markets that we participate in as well as the multiple streams of income. We also believe that as a publisher we will experience an increase in site performance, an increase user engagement and traffic on our network and will support an overall increase in sales.

Technology Enhancements and Higher User Engagement & Satisfaction

We will continue to make improvements to our technology platform and website networks. We will be focusing our developing efforts in two main categories. The first being to increase performance of our network of websites with upgrading our content management system and developing our websites and content in a manner that utilizes best practices, supports all devices with a principal focus on mobile, and will add new features and functionality to broaden our offering online. The second will be focused on delivering our content on multiple channels and formats to engage our audiences wherever they are and in the format of their liking. This effort will include detailed planning and analysis of our users and target audience, how we can best provide and position our content to them, and where we can deliver the highest value to them in the most cost effective manner. Both of these efforts will have the primary goal of increasing our customer engagement and satisfaction and thus increased sales conversion opportunities.

Ability to Increase Penetration in All Channels and All Devices

Our future performance is dependent on our continued ability to penetrate and grow our revenue in the desktop, mobile and video channels. These revenues will come from both being a publisher driving ad inventory monetization and through direct agency and advertiser contracts, as well as through our lead generation and affiliate marketing efforts. Video and mobile represent the fastest growing channels in the marketplace currently, and mobile device growth is eclipsing desktop growth. We are currently evaluating and testing different advertising formats with different types of content which will allow us to successfully identify the optimal approach to take regardless of which device they are on.

Growth of TV to Digital Advertising and Content Monetization

TV advertising and content providers are looking to the digital marketplace for increased visibility and efficiency. We see a significant opportunity to bridge the gap between the legacy experience and what can be provided in the digital space. Powered by our custom developed content networks and multi-channel approach, we are uniquely positioned to deliver just such a solution. This effort is not without significant risks and barriers but our focused media networks and integrated marketing gives us the reach and the platform to deliver the content and the advertising metrics that are lacking in many of today’s solutions.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As such, during the fourth quarter of the calendar year (the second quarter of our fiscal year) we anticipate that it will reflect our highest level of advertising activity, with the subsequent quarter likely to reflect the lowest level of such activity. However, being that the Company is not solely dependent upon advertising revenue, and we have multiple lines of business, we expect the overall affect of any seasonality will be minimized throughout the year. While we are still in our early growth stages, we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole, economic factors, and the time that it takes to ramp up new customers, accounts, and our content networks.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Basis of Presentation

The accompanying financial statements include the accounts of Domain Media Corp. and its wholly owned subsidiary, Domain Media, LLC, of Arizona (“DMLLC”). Domain Media Corp. was incorporated in the State of Nevada on June 14, 2013. On July 10, 2013, Domain Media Corp. acquired DMLLC by issuing 20,000,000 shares of its common stock, constituting 80% of the outstanding shares of Domain Media Corp., after giving effect to their issuance. Immediately following the closing, 25,000,000 shares were issued and outstanding. The transaction was accounted for as a reverse acquisition in which DMLLC is deemed to be the accounting acquirer. Consequently, the operations that will be reflected in the historical financial statements of the combined entity are those of DMLLC, and the financial statements after the business combination will include the operations of Domain Media Corp. from the closing date of the business combination. All share and per share data presented in these financial statements has been retroactively restated to reflect the equity structure after the effects of the reverse acquisition.

The accompanying audited financial statements of the Company for the years ended June 30, 2014 and 2013 have been prepared using the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Principles of Consolidation

The audited financial statements of Domain Media Corp. have been prepared in accordance with U.S. GAAP and include the accounts of Domain Media Corp. and DMLLC for the years ended June 30, 2014 and 2013. All significant inter-company transactions and balances have been eliminated in consolidation. Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

Year Ended June 30, 2014 Compared with Year Ended June 30, 2013

Revenue

For the year ended June 30, 2014, net revenue was $84,867 compared to $49,370 for the year ended June 30, 2013, an increase of $35,497 or 72%. This increase was due to the increase of new clients, adding additional business lines of revenue, and an increase in revenue from business services.

Operating Expenses

For the year ended June 30, 2014, our operating expenses were $215,708 compared to $39,628 for the year ended June 30, 2013, an increase of $179,080. Of that increase, approximately $99,000 was non-cash stock compensation expense. Aside from that, the increase of approximately $80,000 and was due to an increase of sales and marketing expenses and other legal, accounting and professional fees, principally due to the costs of becoming a publicly traded and reporting company and expenses related to public-company compliance.

For the year ended June 30, 2014, the interest expense increased to approximately $30,000 compared to $100 for the year ended June 30, 2013, an increase of $30,000 due to the amortization of debt discount related to the assumption of the Convertible Note that came with the Domain Media LLC acquisition.

Net Loss

For the year ended June 30, 2014, our net loss was $251,794, or $0.01 per share, compared to a net loss of $96,401, or zero per share for the year ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had approximately $22,000 of total current assets of which $18,718 was cash and receivables. We had total current liabilities of $256,696, consisting of accounts payable and interest payable of $4,411 and notes payable due to related party of $252,285, net of discount of $52,415.

We currently have limited funds to pay our accounts payable and notes payable. Should one or more of our creditors seek or demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impact our ability to continue our existence.

During the year ended June 30, 2014, we raised $47,000 in equity financing, however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations. For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our employees, consultants, various costs to maintain our SEC reporting requirements and others.

The Company has not compensated its sole employee, Mr. Chris Kern, since inception. Mr. Kern has an employment agreement that requires a base salary of approximately $150,000 per year. Such salary shall not commence or be in effect until the Company meets various financing, revenue or change of control events. In addition, the executive is entitled to bonuses of 50% of his base salary based on various factors, as determined by the board. The obligation under this agreement could have a negative effect on the Company’s operations.

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern Uncertainties

For the year ended June 30, 2014, we had an operating loss of $130,841. We will need to generate significant additional revenue to achieve profitability. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a "going concern" qualification as part of their opinion on our consolidated financial statements for the year ended June 30, 2014, which is contained elsewhere in this Annual Report on Form 10-K.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

Restatement of Prior Period

The original accounting for intangible assets failed to appropriately record the write-off of certain domain names that were not renewed based on changes and circumstances in their fair value, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value.

The effect of these changes impacted the consolidated balance sheet, the consolidated statements of operations and cash flows for the fourth quarter ended June 30, 2013. The effect of these restatements on previously issued interim financial statements was insignificant. Accordingly, the consolidated balance sheets and statements of operations and cash flows for the periods described in the preceding sentence have been retroactively adjusted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting

As of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

The Company restated its consolidated financial statements and other financial information as of June 30, 2013 and for the three-month period then ended as a result of the Company’s determination of the write off of non-renewed domain names. See the accompanying notes to the consolidated financial statements for more information.

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1)

We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2)

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3)

We did not maintain sufficient accounting resources commensurate with our financial reporting requirements and the complexity of our operations and financing transactions, specifically related to the accounting and reporting of debt and intangible assets. Management evaluated the impact and has concluded that the control deficiency that resulted represented a material weakness.

Management has reviewed the financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Remediation of Material Weaknesses

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

•

We are in the process of evaluating, given our limited personnel, how we enhance the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we believe, given the size and limited resources of our Company, that we are taking the appropriate steps to resolve our material weaknesses, we will continue our remediation efforts during fiscal 2015.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Sec that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Director Since

Christopher Kern	Chief Executive Officer and Director	June 14, 2013
Jonathan Bonghi	Director	January 23, 2014
Allan Sabo	Director	July 7, 2014

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Background of Directors and Executive Officers

Chris Kern - Mr. Kern is the founder of the Company. Since the Company’s inception and since the inception of the Company’s wholly owned subsidiary, Domain Media, LLC, Mr. Kern has served as our Chief Executive Officer, President and Director. Mr. Kern has over 20 years of media, telecom, technology investment banking and executive management experience. During 1995 through 2000, acting as Executive Vice President and CFO, Chris turned around an Internet network services company, Lightning Internet Services, which soon became a Deloitte & Touche Fast 50 Company (New York) two years in a row having 3 year average annual revenue growth in excess of 300%. During 2000 and 2012, Mr. Kern extended his finance career where he facilitated financings, commitments, and advisory work in excess of $650 million in transaction value, working with firms such as Maximum Ventures and Gunn Allen Financial. During the past eight years, Mr. Kern worked with Cresta Capital Strategies as Vice President of Investment Banking (2006 - 2010), New Century Capital Partners as Managing Director (2010 – 2011), Windstream Partners as Managing Partner (2011 – Present), and Domain Media, LLC (2006 – 2013) as its President until it was acquired by Domain Media Corp. Chris graduated from State University of New York at Buffalo in 1991 with a B.S.B.A. having a dual major in Finance and Management Information Systems. Chris has been an active investor, advisor and senior executive for many start-ups and early stage companies that have resulted in successful exits and the creation of substantial shareholder value.

Jonathan Bonghi - Mr. Bonghi joined the Company’s Board of Directors on January 23, 2014. Mr. Bonghi has a 20-year background spanning Internet marketing, media network development, corporate branding and building Internet based companies, many of which became the leaders within their respective categories. Mr. Bonghi has been working with Biz Solutions, LLC, a firm he founded ten (10) years ago and has worked as a consultant or advisor to a number of clients (including namely Avnet, Picdial, Citibank, MarketWire, Sony, and Arizona State University), in various capacities as marketing manager, director of online strategy, and manager of online media campaigns. During 2011 – 2013, Mr. Bonghi acted as the marketing manager for BrainState Technologies, Inc. where he headed up all marketing, content, copywriting, SEO, PPC, mobile, public relations, events, interviews, radio, and television. During 2008 – 2010, Mr. Bonghi worked as a consultant with iLinc Communications where he was their director of marketing and headed up all marketing, public relations, interactive, business development, offline programs (events, trade shows, interviews), advertising programs, and corporate website for the publicly-traded company. Mr. Bonghi earned a B.S. in Marketing from Pennsylvania State University in 1994 and is currently an avid speaker, writer, and mentor within the Internet industry.

Allan Sabo – Mr. Allan Sabo joined the Company’s Board of Directors on July 7, 2014. Mr. Sabo, an Internet advertising visionary and marketing veteran, has over 20 years of direct hands on experience in pioneering strategies and technology platforms that have changed the landscape of e-marketing, Internet advertising, and e-commerce. Mr. Sabo is credited as the co-founder of the world’s second ever interactive advertising network (Ad-Network), which within one year of launching was acquired by Petry Interactive, and became the underlying technology platform and business model that became 24/7 Media – one of the largest Internet advertising networks in the world. At 24/7 Media, Mr. Sabo was the Director of Affiliate Relations and also directed and completed thirteen acquisitions of online ad networks growing the company’s reach to over 20,000 affiliate publishers representing 89 of the top 500 most visited websites. 24/7 Media completed a successful IPO in 1998, and was subsequently acquired by WPP Group in 2007 for $649 Million. Mr. Sabo is an accomplished speaker and industry activist and has addressed audiences of all sizes at Comdex, NSGA, eVentureWorld, iSyndicate Content Summit, e-Market World, WebMasters EXPO, and many others. Mr. Sabo earned his MBA and BBA degrees from Cleveland State University.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

•

Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

•

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Except as set forth above, we believe that, during fiscal 2014, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Domain Media Corp. and the written representations of its directors and executive officers.

Meetings and Committees of the Board

Our Board of Directors is responsible for the management and direction of our Company and for establishing broad corporate policies. A primary responsibility of the Board of Directors is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our Company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's Board of Directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's Board of Directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the Board of Directors. The Board of Directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

The Company has adopted a corporate code of ethics that applies to its executive officers.

Insider Trading Policy

Our Board of Directors adopted an insider trading policy that applies to all of its directors, officers and employees including our Chief Executive Officer, Principal Accounting Officer and Directors that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its Officers and Directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for Directors. The Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the Board of Directors believes must be met by a candidate recommended by the Board of Directors. Currently, the entire Board of Directors decides on nominees, on the recommendation of any member of the Board of Directors followed by the Board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the Board of Directors then makes a decision on whether to recommend the candidates as nominees for Director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the Board of Directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2014 and 2013 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other executives who were serving as directors at the end of fiscal year 2014.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)(4)	($)(4)	($)	($)

Christopher Kern(1)	2014	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2013	$-	$-	$-	$-	$-	$-

Jonathan Bonghi(2)	2014	$-	$-	$15,000	$-	$-	$15,000
Director	2013	$-	$-	$-	$-	$-	$-

Allan Sabo(3)	2014	$-	$-	$15,000	$-	$-	$15,000
Director	2013	$-	$-	$-	$-	$-	$-

(1)

Mr. Kern became Chief Executive Officer in July 2013. His employment agreement calls for a base salary of $150,000 annually upon certain milestones. The Company has not compensated Mr. Kern since inception. Mr. Kern’s employment agreement requires a base salary of approximately $150,000 per year, although such salary shall not commence or be in effect until the Company meets various financing, revenue or change of control events. In addition, the executive is entitled to bonuses of 50% of his base salary based on various factors, as determined by the board. The amount included in this table reflects the actual cash payments for the period of July 1 through December 31, 2013. No amounts have been expensed or accrued through June 30, 2014.

(2)

Mr. Bonghi is currently not employed by the Company. On January 23, 2014, he was granted 150,000 restricted shares of common stock that vests over one year as a member of our board of directors.

(3)

Mr. Sabo is currently not employed by the Company. On July 7, 2014, he was granted 150,000 restricted shares of common stock that vests over one year as a member of our board of directors.

(4)

In each case, the stock issued was valued at fair market value in the month earned over the period of vesting, or over one year.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Director Compensation

Both members of our Board of Directors were paid 150,000 restricted common shares of the Company during the year ended June 30, 2014 with said shares vesting over a period of one year, on an equal monthly basis, from their issue date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's Directors and executive officers, and by all of the Company's Directors and executive officers as a group as of September 29, 2014:

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class(1)

Holders of Greater Than 5%:

Agile Opportunity Fund, LLC(2)	3,333,000	8.8%

Directors and Named Executive Officers:

Christopher Kern, Chief Executive Officer and Director(3)	32,627,600	86.0%
Jonathan Bonghi, Director(4)	150,000	0.4%
Allan Sabo, Director(5)	150,000	0.4%

All Directors and Officers as a group (3 persons)	32,927,600	86.8%

(1)

The Percent of Class is based upon total fully diluted shares outstanding of 37,935,600, which includes 7,627,600 shares underlying the convertible note held by Christopher Kern.

(2)

Agile Opportunity Fund LLC received 3,333,000 common shares on August 5, 2013 pursuant to the sale of the EON media assets to the Company.

(3)

Christopher Kern is the founder and Chief Executive Officer of the Company. The shares held by Mr. Kern include 5,000,000 common shares for incorporation and start up services, 20,000,000 pursuant to the sale of Domain Media, LLC to the Company, in addition to the 7,627,600 common shares underlying the convertible note due to him in the amount of $305,104. Mr. Kern’s beneficial ownership includes 25,000,000 restricted common shares.

(4)

Mr. Bonghi is a Director of the Company. On January 23, 2014, he was granted 150,000 restricted shares of common stock that vests over one year as a member of our board of directors.

(5)

Mr. Sabo is a Director of the Company. On July 7, 2014, he was granted 150,000 restricted shares of common stock that vests over one year as a member of our board of directors.

Equity Compensation Plan Information

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since July 1, 2013 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or will be a party:

•

in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and

•

in which any related person of Domain Media Corp. had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K under the Exchange Act.

Director Independence

We intend to have our common stock quoted on the OTC Market system under the QB bracket (OTCQB), as well as consider having our stock quoted on the OTC Bulletin Board, or the OTCBB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We periodically review the independence of each Director. Pursuant to this review, at this time two of our Directors are considered independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors, Hartley Moore Accountancy Corporation, for the years ended June 30, 2014 and June 30, 2013 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2014	2013
Audit fees	$22,500	$15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$22,500	$15,000

Audit Fees

Represents fees for professional services provided for the audit of our annual consolidated financial statements, services that are performed to comply with generally accepted auditing standards, and review of our consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

The Board of Directors acts as the audit committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees

This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Our auditor was paid no other fees for professional services during the years ended June 30, 2014 and 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Agreement to acquire Domain Media, LLC by Domain Media Corp.*
10.2	Agreement to acquire the assets of The Enthusiast Online Network, Inc. between Agile Opportunity Fund, LLC and Domain Media Corp.*
10.3	Employment Agreement with Mr. Christopher Kern*
10.4	Proprietary Information and Inventions Agreement*
10.5	Consulting Agreement with Eventus Advisory Group*
10.6	Agreement of Conflict of Interest with Chris Kern*
10.7	Convertible Note between the Company and Chris Kern
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

__________________

* Incorporated herein by reference to the Amendment No. 1 to the Registration Statement on Form 10 filed on March 4, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DOMAIN MEDIA CORP.
(Registrant)

September 29, 2014	By:	/s/ Christopher Kern
Christopher Kern Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

/s/ Jonathan Bonghi
Jonathan Bonghi
Member of the Board of Directors

DOMAIN MEDIA CORP.

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Domain Media Corp.:

We have audited the accompanying consolidated balance sheets of Domain Media Corp. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2014. Domain Media Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Domain Media Corp. at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, had negative working capital of approximately $235,000 and an accumulated deficit of approximately $400,000 at June 30, 2014, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Hartley Moore Accountancy Corporation

Anaheim, California

September 29, 2014

DOMAIN MEDIA CORP.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2014	June 30, 2013
ASSETS		(Restated)

CURRENT ASSETS:
Cash	$15,476	$4,081
Accounts receivable	3,242	9,600
Deferred expense	3,271	2,749
Total current assets	21,989	16,430

Property and equipment, net	1,244	1,808
Intangible assets, net	228,473	152,200

Total assets	$251,706	$170,438

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,007	$-
Notes payable - related party, net of debt discount	252,285	314,489
Interest payable	404	-
Total current liabilities	256,696	314,489

Total liabilities	$256,696	$314,489

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 29,893,000 and 25,000,000 shares issued and outstanding as of June 30, 2014 and 2013, respectively	2,989	2,500
Additional paid-in capital	390,366	-
Accumulated deficit	(398,345)	(146,551)

Total stockholders' deficit	(4,990)	(144,051)

Total liabilities and stockholders' deficit	$251,706	$170,438

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2014	June 30, 2013
		(Restated)
REVENUE, NET	$84,867	$49,370

OPERATING EXPENSES:
Sales and marketing expenses	52,168	29,020
General and administrative	162,740	9,970
Depreciation and amortization	800	638

Total operating expenses	215,708	39,628

INCOME (LOSS) FROM OPERATIONS	(130,841)	9,742

OTHER INCOME (EXPENSE):
Interest expense	(29,963)	(95)
Intangible write-off	(91,592)	(106,048)
Miscellaneous income	602	-

Total other expense, net	(120,953)	(106,143)

NET LOSS	$(251,794)	$(96,401)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and Diluted	28,784,015	20,178,571

NET LOSS PER SHARE - Basic and Diluted	$(0.01)	$-

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance at June 30, 2012	20,000,000	$2,000	$-	$(50,150)	$(48,150)

Common stock issued for recapitalization	5,000,000	500	-	-	500

Net loss	-	-	-	(96,401)	(96,401)

Balance at June 30, 2013 (restated)	25,000,000	2,500	-	(146,551)	(144,051)

Common stock issued for services	1,090,000	109	98,474	-	98,583

Common stock issued for acquisition of assets of EON	3,333,000	333	166,317	-	166,650

Common stock issued for cash	470,000	47	46,953	-	47,000

Interest expense for beneficial conversion feature	-	-	78,622	-	78,622

Net loss	-	-	-	(251,794)	(251,794)

Balance at June 30, 2014	29,893,000	$2,989	$390,366	$(398,345)	$(4,990)

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30, 2014	June 30, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(251,794)	$(96,401)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	7,258	5,782
Common stock issued for formation	-	500
Common stock issued for services	98,583	-
Intangible write-off	91,592	106,048
Interest expense for beneficial conversion feature	26,207	-
Changes in operating assets and liabilities:
Accounts receivable	6,358	(9,600)
Prepaid expenses and other current assets	(6,980)	(6,142)
Accounts payable	4,007	(4,236)
Interest payable	404	-
Net cash used in operating activities	(24,365)	(4,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(236)	(784)
Purchase of domain names, net	(1,215)	(711)

Net cash used in investing activities	(1,451)	(1,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	9,248
Payments on related party notes payable	(9,789)	-
Proceeds from sale of common stock	47,000	-

Net cash provided by financing activities	37,211	9,248

NET CHANGE IN CASH	11,395	3,704
CASH AT BEGINNING OF PERIOD	4,081	377
CASH AT END OF PERIOD	$15,476	$4,081

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$96
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for acquisition of intangible assets	$166,650	$-
Estimated fair value of beneficial conversion feature	$78,622	$-

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements (the “financial statements”). The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying financial statements include the accounts of Domain Media Corp. and its wholly owned subsidiary, Domain Media, LLC, of Arizona (“DMLLC”). Domain Media Corp. was incorporated in the State of Nevada on June 14, 2013. On July 10, 2013, Domain Media Corp. acquired DMLLC by issuing 20,000,000 shares of its common stock, constituting 80% of the outstanding shares of Domain Media Corp., after giving effect to their issuance. Immediately following the closing, 25,000,000 shares were issued and outstanding. The transaction was accounted for as a reverse acquisition in which DMLLC is deemed to be the accounting acquirer. Consequently, the operations that will be reflected in the historical financial statements of the combined entity are those of DMLLC, and the financial statements after the business combination will include the operations of Domain Media Corp. from the closing date of the business combination. All share and per share data presented in these financial statements has been retroactively restated to reflect the equity structure after the effects of the reverse acquisition.

The accompanying audited financial statements of the Company for the years ended June 30, 2014 and 2013 have been prepared using the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Principles of Consolidation

The audited financial statements of Domain Media Corp. have been prepared in accordance with U.S. GAAP and include the accounts of Domain Media Corp. and DMLLC for the years ended June 30, 2014 and 2013. All significant inter-company transactions and balances have been eliminated in consolidation. Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

Nature of the Business

We provide Internet-based search, media content, subscription based membership, and advertising services that facilitate access to the specific market niches that we participate in as well as marketing, lead generation and market research services.

On August 5, 2013, we acquired specified assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector. In accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, the Company has determined this transaction to be a purchase of assets and not a business combination. We currently have approximately 950 domain names, 70 active websites, each of which requires updating and improvement, and approximately 40 websites acquired from EON that were dormant and have all recently been re-launched. The domain names we own are focused on specific market verticals or channels that encompass industries such as automotive, health and wellness, travel and leisure, sports and entertainment, and finance and business services. We intend to further develop and deliver niche based content where our target audience can connect with our website, the community it is associated with, and interact to obtain useful and entertaining information.

We also offer business-to-business based marketing, lead generation and sponsored content marketing research services through three websites. These services are provided on an as ordered basis and are customized to each respective client’s needs. In addition, we recently launched an e-commerce store, which sells highly specialized electronics products for security and surveillance.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in connection with the accompanying financial statements include fair values in connection with the analysis of intangible and other long-lived assets for impairment, estimated useful lives for intangible assets and property and equipment, valuation of equity compensation and beneficial conversion features and valuation allowances against net deferred tax assets.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We had $15,476 in cash and cash equivalents at June 30, 2014 and $4,081 in cash and cash equivalents at June 30, 2013.

We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Historically, our cash balances have not exceeded FDIC insured limits. At June 30, 2014 and 2013, our uninsured cash balances were $0.

Accounts Receivable and Allowance for Doubtful Accounts

We generally do not require collateral, and the majority of our trade receivables are unsecured. The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following:

	June 30, 2014	June 30, 2013

Trade receivables	$3,242	$9,600
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$3,242	$9,600

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

Intangible Assets

Intangible assets consist primarily of domain names. The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year. Amortization of renewal expense amounted to $6,458 and $5,144 for the years ended June 30, 2014 and 2013, respectively. During the years ended June 30, 2014 and 2013, the Company wrote off non-renewed domains of $91,592 and $106,048 (restated), respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its identifiable, indefinite-lived intangible assets for impairment annually and other long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. The annual determination whether a domain name will continue to be renewed is made within 90 days of the renewal date based upon many factors which include, but are not limited to, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value. As a result of such analysis, there was no related impairment of the Company’s renewed intangible assets.

Income Taxes

The Company applies the provisions of FASB ASC No. 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and June 30, 2014, the fair value of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Accounting for Derivative Liabilities

The Company evaluates contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of our financial instruments meet the criteria for derivative accounting as of June 30, 2014 or June 30, 2013.

Beneficial Conversion Features and Debt Discounts

The convertible features of debt can provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF were recorded as discounts from the face amount of the applicable debt instrument. The Company amortized the discount using the straight-line method, which approximates the effective interest method through maturity of such instruments. With respect to our convertible note, we reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that our related party convertible note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature. We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note. The Company is amortizing the discount to interest expense using the straight-line method, which approximates the effective interest method through the maturity of such note.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates. Based on the applicable guidance, the Company treats forfeitable shares that are issued, but unvested, as unissued for accounting purposes until the shares vest.

Concentration

We have two major customers that comprised 44.1% and 39.9% of the total revenues earned for the year ended June 30, 2014. The loss of any one of these customers will have a significant impact on our operations.

We have two vendors that accounted for 21.1% and 20.2% of purchases for the year ended June 30, 2014.

We have two major customers that comprise 72.1% and 23.7% of the total revenues earned for the year ended June 30, 2013.

We have two vendors that accounted for 25.9% and 11.8% of purchases during the year ended June 30, 2013.

We have two major customers that accounted for 95.6% of accounts receivable at June 30, 2014.

We had one major customer, Intercall, that accounted for 100% of accounts receivable at June 30, 2013.

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

Revenue from the display of text-based links to the websites of our advertisers is recognized on a CPC basis, and search advertising is recognized as a "click-through" occurs. A "click-through" occurs when a user clicks on an advertiser's link.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended June 30, 2014 and 2013 was $2,409 and $2,973, respectively.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Potentially dilutive securities, consisting of a convertible note payable, were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended June 30,
	2014	2013
		(restated)
Net loss attributable to the common stockholders	$(251,794)	$(96,401)

Basic weighted average outstanding shares of common stock	28,784,015	20,178,751

Earnings (loss) per share:
Basic and diluted	$(0.01)	$-

Business Segments

Due to our limited revenues at this time, we currently operate in one segment and in one geographic location in the United States of America. Therefore segment information is not presented at this time.

Recently Issued Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, we had cash and cash equivalents of $15,476 and working capital deficit of $234,707. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan and that we will require additional cash resources during fiscal 2015 based on our current operating plan and condition. These conditions raise substantial doubt as to our ability to continue as a going concern.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis. In the early stages of our operations, we intend to keep costs to a minimum. The cost to host our network of websites is approximately $1,400 per month. Domain name annual registration renewals for our portfolio of an estimated 950 domain names is approximately $9,500 per year. We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing (Microsoft).

While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. We expect our cash flows from operating activities to improve, primarily as a result of an increase in revenue. Management also intends to raise additional funds by selling our equity our debt securities to both individual and institutional investors. There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30, 2014	June 30, 2013

Computers and equipment	$12,227	$11,991
Less: Accumulated depreciation	(10,983)	(10,183)
Net property and equipment	$1,244	$1,808

Depreciation expense was $800 and $638 for the years ended June 30, 2014 and 2013, respectively.

NOTE 4 - LONG TERM DEBT

Long-term debt consists of a convertible note of approximately $305,000 as of June 30, 2014 and $314,000 as of June 30, 2013 due to the Company’s president and founder, and entities owned and controlled by the president. The loan accumulated over time through advances by the president to DMLLC. The terms of the note were formalized concurrent with the acquisition of DMLLC in July 2013. The note bears no stated interest, is convertible, at the discretion of the holder, into the common stock of the Company at $0.04 per share, and is due by July 10, 2016. In the absence of a stated interest rate, we have imputed an interest rate from the Annual Mid-Term Federal Rate of 1.21% per annum.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature. We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note. As a result, the beneficial conversion feature was valued at $78,622, was recorded as a discount against the recorded debt with a corresponding offset against additional paid-in capital and is being amortized to interest expense over the life of the note using the straight-line method which approximates to effective interest method. During fiscal 2014, the Company amortized $26,207 to interest expense in the accompanying consolidated statements of operations.

NOTE 5 – INCOME TAXES

Domain Media, LLC is a pass through entity to the owners, and therefore, the taxable losses were passed through the members. There were no permanent or temporary timing differences through June 30, 2013. Therefore, there is no net operating loss carry forward. Domain Media Corp. was incorporated on June 14, 2013 and did not have significant activity through June 30, 2013.

During the year ended June 30, 2014, Domain Media Corp. began recording the income tax effects as a C-Corporation. The interest expense resulting from the valuation of the beneficial conversion feature is treated differently for income tax purposes than under generally accepted accounting principles and would, therefore, give rise to a permanent difference of approximately $26,000. Given this difference, pretax loss for the period would be $226,000. This would result in a deferred tax asset of approximately $86,000. However, the Company has recorded a 100% valuation allowance on the deferred tax asset due to the uncertainty of its realization.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2014 and June 30, 2013, we had no unrecognized uncertain tax positions, including interest and penalties.

As of June 30, 2014, the Company has net operating loss carry forwards to offset future federal taxable income of approximately $322,000, which begin to expire in 2034.

The Company files tax returns with federal and state jurisdictions. The Company is no longer subject to IRS examinations for periods prior to 2011, although certain carry forward attributes that were generated prior to such periods may still be adjusted by the IRS.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Following our formation, on July 10, 2013, we issued 20,000,000 shares of our common stock to the Company’s president for the acquisition of Domain Media, LLC, constituting 80% of the outstanding shares after giving effect to their issuance (See Note 1). Immediately following the closing, 25,000,000 shares were issued and outstanding. The transaction was accounted for as a reverse acquisition in which DMLLC is deemed to be the accounting acquirer, and the prior operations of DMLLC are consolidated for accounting purposes.

On July 11, 2013, we engaged Eventus Consulting, P.C. to provide accounting, forecasting, financial reporting and CFO-type services to the Company that they will render to the Company over a one-year period. As part of that engagement, we issued 500,000 forfeitable common shares to their affiliated entity, Eventus Advisory Group, LLC. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $43,750, which was based on a total of 500,000 shares earned at a fair value of the stock of $0.05 for the first three months and then $0.10 thereafter. The president of Eventus Consulting, P.C. and Manager of Eventus Advisory Group, LLC, was also appointed as a member of the Company’s Advisory Board on July 11, 2013.

On August 4, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $6,667, which was based on a total of 73,333 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we engaged company counsel to assist us with the preparation and filing of required statements and reports to become a publicly traded company. As part of this engagement, we issued 300,000 forfeitable common shares as well as a contingent payment due of $7,500 upon the effectiveness of our registration statement by the SEC. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $25,000, which was based on a total of 275,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we acquired specified assets from The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector, from Agile Opportunity Fund, LLC, and issued 3,333,000 common shares as consideration for the EON assets. At the time we acquired these assets, EON was not an operating entity and all assets acquired were dormant and are currently being re-launched. The acquisition of the assets was recorded as intangible assets of $166,650, or $0.05 per share (See Note 7).

On August 8, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $6,667, which was based on a total of 73,333 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On September 17, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $6,333, which was based on a total of 66,667 shares earned at a fair value of the stock of $0.05 for the first month and then $0.10 thereafter.

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

On January 23, 2014, we issued 150,000 forfeitable common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $7,500, which was based on a total of 75,000 shares earned at a fair value of the stock of $0.10.

On March 21, 2014, we sold 10,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $1,000.

On April 22, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $2,000, which was based on a total of 20,000 shares earned at a fair value of the stock of $0.10.

On June 1, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the year-ended June 30, 2014 was $667, which was based on a total of 6,667 shares earned at a fair value of the stock of $0.10.

On June 24, 2014, we sold 5,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $500.

NOTE 7 –INTANGIBLE ASSETS

Intangible assets consist primarily of domain names. A rollforward of capitalized intangible assets for the year ended June 30, 2014 is as follows:

June 30, 2014
Balance at June 30, 2013 (restated)	$152,200
Acquisition of assets of EON	166,650
Intangible write-off	(91,592)
Purchases of domain names, net	1,215
Balance at June 30, 2014	$228,473

The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.

Acquisition of assets of EON

On August 5, 2013, we acquired specified assets of EON from an unrelated third party, which consist of approximately 100 domain names and 40 media properties principally covering the automotive sector, for 3,333,000 shares of our common stock. At the time of acquisition, EON was not a going concern and there were no tangible assets or cash flows. The terms of the purchases were the result of arms-length negotiations. In acquiring EON - we own and control our technology platform, but also integrate third party data sources, solutions and technologies depending on factors such as the cost/benefit of development, market experimentation and competition. Our platform runs on .ASP and utilizes SQL server database technologies, housed in a secure data center provided by GoDaddy, as well as our other non-EON websites being hosted in a secure data center provided by MediaTemple (which was recently acquired by GoDaddy). Via the acquisition of EON, we now have a platform that operates as our primary content management system for the community websites that we provide. We believe that we now have a robust platform that has integrated many features and functionality not commonly found in other social media platforms or content management systems. In accordance with FASB ASC Topic 805, the Company has determined this transaction to be a purchase of assets and not as a business combination. Based on the more readily determinable value of the common shares, the purchase price was recorded at $166,650, or $0.05 per share. The purchase price was allocated between domain names and the content management system at $150,000 and $16,650, respectively. The content management system is being amortized over an estimated useful life of 10 years. The amortization expense for 2014 was not significant.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 and June 30, 2013, we had balances due to related parties as follows:

	June 30, 2014	June 30, 2013

Note payable – related party	$304,700	$314,489
Debt discount	(52,415)	-
	$252,285	$314,489

Upon inception of Domain Media Corp. on June 14, 2013, we issued 5,000,000 shares of our common stock to our President and Founder, Mr. Chris Kern, at inception in exchange for organizational services totaling $500, which were incurred upon incorporation. In addition, Mr. Kern was issued 20,000,000 shares for the acquisition of Domain Media, LLC (See Note 1).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company can, from time-to-time, be a party to certain legal proceedings that arise in the normal course of its business. The Company experienced no losses from litigation during the years ended June 30, 2014 and 2013. As of June 30, 2014, the Company was not a party to any pending material legal proceedings.

Employment Agreement

The Company entered into an agreement with its Chief Executive Officer, which expires upon termination of his employment. The employment agreement requires annual base salary payments of approximately $150,000 per year. Such salary shall not commence or be in effect until the Company meets various financing, revenue or change of control events. In addition, the executive is entitled to bonuses of 50% of his base salary based on various factors, as determined by the board of directors. Pursuant to the agreement, if the executive is terminated without cause, he is entitled to receive severance equal to annual base salary for a period of twelve to eighteen months.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of Arizona and Nevada.

Lease

Through June 30, 2014, the Company leased office space in from the Company’s President at no cost. In addition, the Company signed a one-year lease for virtual office space from July 2014 through July 2015 for an annual cost of $2,400.

Other

As of June 30, 2014, the Company is not aware of any other commitments or contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 10 – RESTATEMENT OF PRIOR PERIOD

The original accounting for intangible assets failed to appropriately record the write-off of certain domain names that were not renewed based on changes and circumstances in their fair value, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value.

The effect of these changes impacted the consolidated balance sheet, the consolidated statements of operations and cash flows for the fourth quarter ended June 30, 2013. The effect of these restatements on previously issued interim financial statements was insignificant. Accordingly, the consolidated balance sheets and statements of operations and cash flows for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance Sheet as of June 30, 2013:
Intangible assets, net	$258,248	$(106,048)	$152,200
Total assets	276,486	(106,048)	170,438
Accumulated deficit	(40,503)	(106,048)	(146,551)
Total Stockholders’ deficit	$(38,003)	$(106,048)	$(144,051)

Statement of Operations for the year ended June 30, 2013:
Intangible write-off	$-	$(106,048)	$(106,048)
Net Income (Loss)	9,647	(106,048)	(96,401)
Net Income (Loss) Available to common shareholders	9,647	(106,048)	(96,401)
EPS, Basic and Diluted	$-	$-	$-

Statement of Cash flows for the year ended June 30, 2013:
Net Loss	$9,647	$(106,048)	$(96,401)
Intangible write-off	$-	$(106,048)	$(106,048)

NOTE 11 – SUBSEQUENT EVENTS

On July 7, 2014, we issued 150,000 forfeitable common shares to Mr. Allan Sabo for his appointment and services on our board of directors that he will render to the Company over a one-year period. These shares were valued at a fair value of $0.10 per share.

On August 8, 2014, we sold 5,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $500.