Form 10-Q
period 2014-09-30
DOMAIN MEDIA CORP
filed 2014-11-14
CIK 1589096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

or

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-55130

DOMAIN MEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 W. Ray Road, Suite 201

Chandler, AZ 85226

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

As of November 14, 2014, there were 30,121,334 shares of registrant’s common stock outstanding.

DOMAIN MEDIA CORP.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2014	June 30, 2014

ASSETS

CURRENT ASSETS:
Cash	$8,952	$15,476
Accounts receivable	5,673	3,242
Deferred expense	2,803	3,271
Total current assets	17,428	21,989

Property and equipment, net	1,103	1,244
Intangible assets, net	227,652	228,473

Total assets	$246,183	$251,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$15,639	$4,007
Accrued expenses	8,370	-
Notes payable - related party, net of debt discount	254,062	252,285
Interest payable	596	404
Total current liabilities	278,667	256,696

Total liabilities	278,667	256,696

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,121,334 and 29,893,000 shares issued and outstanding as of September 30, 2014 and 2013, respectively	3,011	2,989
Additional paid-in capital	413,178	390,366
Accumulated deficit	(448,673)	(398,345)

Total stockholders' deficit	(32,484)	(4,990)

Total liabilities and stockholders' deficit	$246,183	$251,706

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2014	September 30, 2013
		(Restated)

REVENUES, NET	$28,613	$6,371

OPERATING EXPENSES:
Sales and marketing expenses	31,942	10,250
General and administrative	38,553	14,518
Depreciation and amortization	141	194

Total operating expenses	70,636	24,962

LOSS FROM OPERATIONS	(42,023)	(18,591)

OTHER INCOME (EXPENSE):
Interest expense	(7,468)	(6,552)
Intangible write-off	(837)	-
Miscellaneous income	-	-

Total other expense, net	(8,305)	(6,552)

NET LOSS	$(50,328)	$(25,143)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and Diluted	29,965,808	27,800,418

NET LOSS PER SHARE - Basic and Diluted	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended
	September 30, 2014	September 30, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,328)	$(25,143)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	141	194
Common stock issued for formation	-	-
Interest expense related to beneficial conversion feature on related party note payable	6,552	6,552
Common stock issued for services	17,334	52,000
Intangible write-off	837	-
Changes in operating assets and liabilities:
Accounts receivable	(2,431)	9,600
Prepaid expenses and other current assets	468	(43,158)
Accounts payable	11,633	1,812
Accrued commission	8,370	-
Interest payable	192	-
Net cash (used in) provided by operating activities	(7,232)	1,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
Purchase of domain names, net	(17)	-
Net cash used in investing activities	(17)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	(3,450)
Payments on related party notes payable	(4,775)	35,000
Proceeds from sale of common stock	5,500	-
Net cash provided by financing activities	725	31,550

NET CHANGE IN CASH	(6,524)	33,407
CASH AT BEGINNING OF PERIOD	15,476	4,081
CASH AT END OF PERIOD	$8,952	$37,488

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$-	$-
Estimated fair value of beneficial conversion feature	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

DOMAIN MEDIA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

The accompanying (a) condensed consolidated balance sheet at December 31, 2013 has been derived from audited statements and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three months ended September 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2014, the condensed consolidated results of its operations for the three months ended September 30, 2014 and 2013, and the condensed consolidated cash flows for the three months ended September 30, 2014 and 2013.  The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The unaudited financial statements of Domain Media Corp. have been prepared in accordance with GAAP and include the accounts of Domain Media Corp. and DMLLC for the three months ended September 30, 2014 and 2013.  All significant inter-company transactions and balances have been eliminated in consolidation.  Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

Nature of the Business

We provide Internet-based search, media content, subscription based membership, and advertising services that facilitate access to the specific market niches that we participate in as well as marketing, lead generation and market research services.

On August 5, 2013, we acquired specified assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector.  In accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, the Company has determined this transaction to be a purchase of assets and not a business combination.  We currently have approximately 950 domain names, 70 active websites, each of which requires updating and improvement, and approximately 40 websites acquired from EON that were dormant and have recently been re-launched.  The domain names we own are focused on specific market verticals or channels that encompass industries such as automotive, health and wellness, travel and leisure, sports and entertainment, and finance and business services.  We intend to further develop and deliver niche based content where our target audience can connect with our website, the community it is associated with, and interact to obtain useful and entertaining information.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  We had $8,952 in cash and cash equivalents at September 30, 2014 and $15,476 in cash and cash equivalents at June 30, 2014.

We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Historically, our cash balances have not exceeded FDIC insured limits.  At September 30, 2014 and June 30, 2014, our uninsured cash balances were $0.

Accounts Receivable and Allowance for Doubtful Accounts

We generally do not require collateral, and the majority of our trade receivables are unsecured.  The carrying amount for accounts receivable approximates fair value.

Accounts receivable consisted of the following:

	September 30	June 30,
	2014	2014
Trade receivables	$5,673	$3,242
Less: Allowance for doubtful accounts	-	-
Net accounts receivable	$5,673	$3,242

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

Intangible Assets

Intangible assets consist primarily of domain names.  The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.  Amortization of renewal expense amounted to $1,721 and $1,613 for the three-month periods ended September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its identifiable, indefinite-lived intangible assets for impairment quarterly and other long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.  The annual determination whether a domain name will continue to be renewed is made within 90 days of the renewal date based upon many factors which include, but are not limited to, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value.  As a result of such analysis, wrote off non-renewed domains of $837 to our intangible assets in the three months ended September 30, 2014.

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

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2014 and June 30, 2014, the fair value of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Concentration

We have two major customers that comprised 90.6% and 7.69% of the total revenues earned for the three-month period ended September 30, 2014.  The loss of any one of these customers will have a significant impact on our operations.

We have two vendors that accounted for 37.4% and 16.6% of purchases for the three month period ended September 30, 2014.

We have two major customers that comprised 70.6% and 29.4% of the total revenues earned for the three month period ended September 30, 2013.

We have two vendors that accounted for 41.3% and 14.26% of purchases during the three month period ended September 30, 2013.

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

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense for the three-month periods ended September 30, 2014 and 2013 was $497 and $89, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended September 30,
	2014	2013
		(Restated)
Net loss attributable to the common stockholders	$(50,328)	$(25,143)

Basic weighted average outstanding shares of common stock	29,965,808	27,800,418

Earnings (loss) per share:
Basic and diluted	$-	$-

Business Segments

Due to our limited revenues at this time, we currently operate in one segment and in one geographic location in the United States of America.  Therefore segment information is not presented at this time.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2014, we had cash and cash equivalents of $8,952 and working capital deficit of $261,239.  The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan and that we will require additional cash resources during fiscal 2015 based on our current operating plan and condition.  These conditions raise substantial doubt as to our ability to continue as a going concern.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis.  In the early stages of our operations, we intend to keep costs to a minimum.  The cost to host our network of websites is approximately $1,400 per month.  Domain name annual registration renewals for our portfolio of an estimated 950 domain names is approximately $9,500 per year.  We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing.

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

NOTE 3 – RESTATEMENT OF PRIOR PERIOD

Intangible Assets

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended September 30, 2013. The effect of these restatements on previously issued interim financial statements was insignificant. Accordingly, the consolidated balance sheets and statements of operations and cash flows for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock. Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended September 30, 2013.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended September 30, 2013. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the period ended September 30, 2013:
Interest expense	$(314,489)	$307,937	$(6,552)
Net Loss	(333,080)	307,937	(25,143)
Net Loss Available to common shareholders	(333,080)	307,937	(25,143)
EPS, Basic and Diluted	$(0.01)	$0.01	$-

Statement of Cash flows for the period ended September 30, 2013:
Net Loss	$(333,080)	$307,937	$(25,143)
Interest expense related to beneficial conversion feature	$(314,489)	$307,937	$(6,552)

NOTE 4 - LONG TERM DEBT

Long-term debt consists of a convertible note of approximately $299,925 as of September 30, 2014 and $304,700 as of June 30, 2014 due to the Company’s president and founder, and entities owned and controlled by the president.  The loan accumulated over time through advances by the president to DMLLC.  The terms of the note were formalized concurrent with the acquisition of DMLLC in July 2013.  The note bears no stated interest, is convertible, at the discretion of the holder, into the common stock of the Company at $0.04 per share, and is due by July 10, 2016.  In the absence of a stated interest rate, we have imputed an interest rate from the Annual Mid-Term Federal Rate of 1.21% per annum.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature.  We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note.  As a result, the beneficial conversion feature was valued at $78,622, was recorded as a discount against the recorded debt with a corresponding offset against additional paid-in capital and is being amortized to interest expense over the life of the note using the straight-line method that approximates to effective interest method.  During the three months ended September 30, 2014, the Company amortized $6,552 to interest expense in the accompanying consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On August 4, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $667, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we engaged company counsel to assist us with the preparation and filing of required statements and reports to become a publicly traded company.  As part of this engagement, we issued 300,000 forfeitable common shares as well as a contingent payment due of $7,500 upon the effectiveness of our registration statement by the SEC.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $2,500, which was based on a total of 300,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we acquired specified assets from The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector, from Agile Opportunity Fund, LLC, and issued 3,333,000 common shares as consideration for the EON assets.  At the time we acquired these assets, EON was not an operating entity and all assets acquired were dormant and are currently being re-launched.  The acquisition of the assets was recorded as intangible assets of $166,650, or $0.05 per share.

On August 8, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $667, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On September 17, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $2,000, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first month and then $0.10 thereafter.

On January 23, 2014, we issued 150,000 forfeitable common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $3,750, which was based on a total of 112,500 shares earned at a fair value of the stock of $0.10.

On April 22, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $2,000, which was based on a total of 40,000 shares earned at a fair value of the stock of $0.10.

On June 1, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $2,000, which was based on a total of 33,334 shares earned at a fair value of the stock of $0.10.

On July 7, 2014, we issued 150,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the period ending September 30, 2014 was $3,750, which was based on a total of 37,500 shares earned at a fair value of the stock of $0.10.

On August 8, 2014, we sold 5,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $500.

On September 30, 2014, we sold 40,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $4,000.  On September 30, 2014, we sold 10,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $1,000.

NOTE 6 –INTANGIBLE ASSETS

Intangible assets consist primarily of domain names.  A rollforward of capitalized intangible assets for the period ended September 30, 2014 is as follows:

June 30, 2014
Balance at June 30, 2014	$228,473
Intangible write-off	(837)
Purchases of domain names, net	16
Balance at September 30, 2014	$227,652

The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.

Acquisition of assets of EON

On August 5, 2013, we acquired specified assets of EON from an unrelated third party, which consist of approximately 100 domain names and 40 media properties principally covering the automotive sector, for 3,333,000 shares of our common stock.  At the time of acquisition, EON was not a going concern and there were no tangible assets or cash flows.  The terms of the purchases were the result of arms-length negotiations.  In acquiring EON - we own and control our technology platform, but also integrate third party data sources, solutions and technologies depending on factors such as the cost/benefit of development, market experimentation and competition.  Our platform runs on .ASP and utilizes SQL server database technologies, housed in a secure data center provided by GoDaddy, as well as our other non-EON websites being hosted in a secure data center provided by MediaTemple (which was recently acquired by GoDaddy).  Via the acquisition of EON, we now have a platform that operates as our primary content management system for the community websites that we provide.  We believe that we now have a robust platform that has integrated many features and functionality not commonly found in other social media platforms or content management systems.  In accordance with FASB ASC Topic 805, the Company has determined this transaction to be a purchase of assets and not as a business combination.  Based on the more readily determinable value of the common shares, the purchase price was recorded at $166,650, or $0.05 per share.  The purchase price was allocated between domain names and the content management system at $150,000 and $16,650, respectively.  The content management system is being amortized over an estimated useful life of 10 years.  The amortization expense for the period ended September 30, 2014 was not significant.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2014 and June 30, 2014, we had balances due to related parties as follows:

	September 30, 2014	June 30, 2014
Note payable – related party	$299,925	$304,700
Debt discount	(45,863)	(52,415)
	$254,062	$252,285

Upon inception of Domain Media Corp. on June 14, 2013, we issued 5,000,000 shares of our common stock to our President and Founder, Mr. Chris Kern, at inception in exchange for organizational services totaling $500, which were incurred upon incorporation.  In addition, Mr. Kern was issued 20,000,000 shares for the acquisition of Domain Media, LLC (See Note 1).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company can, from time-to-time, be a party to certain legal proceedings that arise in the normal course of its business.  The Company experienced no losses from litigation during the years ended June 30, 2014 and 2013.  As of September 30, 2014, the Company was not a party to any pending material legal proceedings.

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

Lease

Through September 30, 2014, the Company leased office space in from the Company’s President at no cost.  In addition, the Company signed a one-year lease for virtual office space from July 2014 through July 2015 for an annual cost of $2,400.

Other

As of September 30, 2014, the Company is not aware of any other commitments or contingent liabilities that should be reflected in the accompanying financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We have based these statements on our beliefs and assumptions, based on information currently available to us.  These forward-looking statements are subject to risks and uncertainties.  Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance.  Our future results and requirements may differ materially from those described in the forward-looking statements.  Many of the factors that will determine these results and requirements are beyond our control.  In addition to the risks and uncertainties discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, investors should consider those discussed under "Risk Factors" in our annual report on Form 10-K as filed with the Securities and Exchange Commission on September 29, 2014.

These forward-looking statements speak only as of the date of this report.  We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Corporate History

We were incorporated under the laws of the State of Nevada on June 14, 2013.  We issued 5,000,000 shares of our common stock to Mr. Kern at inception in exchange for organizational services rendered incurred upon incorporation.  Following our formation, we issued 20,000,000 shares of our common stock to our founder, Chris Kern for the acquisition of Domain Media, LLC from Mr. Kern, including all of its websites and domain names on July 10, 2013, in addition to the assumption of approximately $315,000 due to him in the form of convertible notes.  On August 5, 2013, we acquired the assets of The Enthusiast Online Network, Inc. (“EON”), which consisted of approximately 100 domain names and 40 media properties principally covering the automotive sector from Agile Opportunity Fund and issued 3,333,000 common shares as consideration for the EON assets.  On January 23, 2014, we appointed Mr. Jonathan Bonghi as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period.  On July 7, 2014, we appointed Mr. Allan Sabo as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period.  As of September 30, 2014, we had one employee, our founder and president, Mr. Kern, and several part-time consultants.  Through June 2015, Mr. Kern will devote his full time and attention of approximately forty hours a week to us but may increase the number of hours as necessary.

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

•

Sponsorship and direct advertisers that advertise on one or several of our O&O websites; and

•

Content licensing and syndication.

In addition, while we have generated revenue from sales of domain names during the year ended June 30, 2014 and may continue to generate revenue from domain name sales from time-to-time, we do not consider that to be a primary focus for our business in the future.  While we have a growing integrated media network, our business and websites fall into four specific categories that depict their purpose and focus:

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

The Company is in the early stages of growth and currently relies upon a handful of clients and/or affiliate networks to generate its revenue.  As of September 30, 2014, we had three clients that generated the vast majority of its revenue.  In the instance where we produce revenue from an affiliate network such as Amazon, Clickbank or MaxBounty, there is an agreement of terms that all affiliates agree to when signing up to utilize their network.  While these agreements are material to our business in that it permits us to utilize their networks and generate sales from them, there are a multitude of other companies that we can obtain similar affiliate agreements within a very short timeframe.  In the case where the Company has business services clients, there are agreements or proposals that have been accepted that outline the general terms and conditions that have been agreed to, with additional billings and business typically conducted on a per project and/or per order basis.

Employees

We currently have 1 employee, and hire several consultants and outsource our work on an as needed and per project basis.

Results of Operations for Three Months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations during the three months ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2013 to 2014:

	Three Months Ended September,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues	$28,613	$6,371	$22,242	349%
Operating Expenses	70,636	24,962	45,674	183
Other Income (Expense), net	(8,305)	(6,552)	(1,753)	(21)
Net Income (Loss)	$(50,328)	$(25,143)	$(25,185)	(50)%

Revenue, increased by approximately 349% to $28,613 during the three months ended September 30, 2014, compared to $6,371 during the corresponding three months ended September 30, 2013.  The increased revenue was primarily related to increases in revenue from search engine optimization, lead generation and content marketing sales, but was offset by a decrease in domain name sales.  The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the September 30, 2014 period.

Operating expenses increased by 183% during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The increase in operating expenses is primarily attributable the expense associated with the increases in stock based compensation, an increase in website development and domain name renewal fees, and an increase in professional, marketing consulting and advertising fees.

Other expenses increased to $8,305 for the three months ended September 30, 2014, as compared to $6,552 in the respective period ended September 30, 2013.  Other expenses primarily consisted of interest expense on related party notes payable.

Net loss for the three months ended September 30, 2014 was $(50,328), as compared to a net loss of $(25,143) for the respective period in 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to June 30, 2014:

	Period Ended		$	%
	March 31, 2014	June 30, 2013	Increase / (Decrease)	Increase / (Decrease)
Current Assets	$17,428	$21,989	$(4,561)	(21)%
Current Liabilities	278,667	256,696	21,971	9
Working Capital Deficit	$(261,239)	$(234,707)	$26,532	11%

As of September 30, 2014, we had a working capital deficit of $261,239, as compared to a working capital deficit of $234,707 as of June 30, 2014, an increase of $26,532.  Our working capital deficit is primarily attributable to the loss from operations, which was offset by capital raised from investors.

Net cash provided by (used in) operating activities for the three months ended September 30, 2014 and 2013 was $7,232 and $(1,857), respectively.  The net loss for the three months ended September 30, 2014 and 2013 was ($50,328) and ($25,143), respectively.  For the three months ended September 30, 2014, the net loss included non-cash operating expenses of $6,552 related to interest expense from the value of a beneficial conversion feature on related party notes payable.

Net cash used in investing activities for the three months ended September 30, 2014 was $17 as compared to zero for the three months ended September 30, 2013.  The Company paid $17 and $0 for the acquisition of domain names during the three months ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities for the three months ended September 30, 2014 was $725 as compared to $31,550 for the three months ended September 30, 2013.  During the three months ended September 30, 2014, the Company paid $4,775 on related party notes payable.  In addition, the Company’s sold common shares in a private placement for a total of $5,500 to accredited investors.

Going Concern

The Company expects its current resources to be insufficient to fund its operations for the next 12 months unless additional financing is received.  As of September 30, 2014, we had cash on hand of approximately $9,000.  At our current monthly burn rate of approximately $8,500, our cash reserves will run out in approximately one month.  In order to prevent this, we will need to either increase revenues or raise funds to continue to operate and implement our business model.  We will require approximately $100,000 - $150,000 to fund our operations for the next twelve months.  If we are unable to increase revenues or raise funds to fulfill our operating budget, we will likely have to discontinue operations.  Management has determined that additional capital will be required in the form of equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

As reflected in the accompanying consolidated financial statements, we had a net loss and net cash used in operations of ($50,328) and $(7,232), respectively, for the three months ended September 30, 2014.

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

Our auditor, in its report dated September 29, 2014, has expressed substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.  In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may be forced to scale back operations and business objectives.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern ”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and June 30, 2014.

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

•

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

•

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

•

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

•

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

•

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

•

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

•

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Restatement of Prior Period

Intangible Assets

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended September 30, 2013. The effect of these restatements on previously issued interim financial statements was insignificant. Accordingly, the consolidated balance sheets and statements of operations and cash flows for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock. Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended September 30, 2013.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended September 30, 2013. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the period ended September 30, 2013:
Interest expense	$(314,489)	$307,937	$(6,552)
Net Loss	(333,080)	307,937	(25,143)
Net Loss Available to common shareholders	(333,080)	307,937	(25,143)
EPS, Basic and Diluted	$(0.01)	$0.01	$-

Statement of Cash flows for the period ended September 30, 2013:
Net Loss	$(333,080)	$307,937	$(25,143)
Interest expense related to beneficial conversion feature	$(314,489)	$307,937	$(6,552)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

As of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as June 30, 2014.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of the period ended September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On September 30, 2014, we sold 40,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $4,000.

On September 30, 2014, we sold 10,000 shares of our common stock to an accredited investor in a non-brokered private placement, at a purchase price of $0.10 per share for gross proceeds of $1,000.

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

DOMAIN MEDIA CORP.

Date: November 14, 2014	By:	/s/ Chris J. Kern
Chris J. Kern
President, Chief Executive Officer, Secretary and
Director (Principal Financial Officer)