Form 10-Q
period 2014-12-31
DOMAIN MEDIA CORP
filed 2015-02-17
CIK 1589096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

As of February 17, 2015, there were 31,960,830shares of registrant’s common stock outstanding.

DOMAIN MEDIA CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2014	As of June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11		$15,476
Accounts receivable	5,645		3,242
Deferred expense	47,101		3,271
Total current assets	52,757		21,989

Property and equipment, net	963		1,244
Intangible assets, net	220,133		228,473

Total assets	$273,853		$251,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$28,835		$4,007
Accrued expenses	4,320		−
Notes payable - related party, net of debt discount	261,753		252,285
Interest payable	1,512		404
Total current liabilities	296,420		256,696

Total liabilities	$296,420		$256,696

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	$ −	$	−
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,770,557 and 29,893,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	3,077		2,989
Additional paid-in capital	478,033		390,366
Accumulated deficit	(503,677)		(398,345)

Total stockholders' deficit	(22,567)		(4,990)

Total liabilities and stockholders' deficit	$273,853		$251,706

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$10,935	$16,183	$39,548	$22,554

OPERATING EXPENSES:
Sales and marketing expenses	7,922	13,725	39,863	23,974
General and administrative	20,629	21,045	42,016	32,894
Professional Fees	22,204	4,205	39,371	6,874
Depreciation expense	141	197	281	391

Total operating expenses	50,896	39,172	121,531	64,133

LOSS FROM OPERATIONS	(39,961)	(22,989)	(81,983)	(41,579)

OTHER (EXPENSE):
Interest expense	(7,467)	(6,552)	(14,937)	(13,104)
Intangible write-off	(7,574)	−	(8,411)	−
Miscellaneous income	−	600	−	600

Total other expense	(15,041)	(5,952)	(23,348)	(12,504)

NET LOSS	$(55,002)	$(28,941)	$(105,331)	$(54,083)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	30,322,257	29,783,275	30,144,033	28,796,934

NET LOSS PER SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Six Months Ended
	December 31, 2014		December 31, 2013
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(105,331)		$(54,083)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense		281		391
Common stock issued for formation		−		−
Interest expense related to beneficial conversion feature on related party note payable		13,104		13,104
Common stock issued for services		37,737		−
Intangible write-off		8,411		−
Changes in operating assets and liabilities:
Accounts receivable		(2,403)		9,600
Prepaid expenses and other current assets		688		22,977
Accounts payable		24,827		4,078
Accrued commission		4,320		−
Interest payable		1,108		−

Net cash used in operating activities		(17,258)		(3,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		−		(2,445)
Purchase of domain names, net		(71)		−

Net cash used in investing activities		(71)		(2,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party notes payable, net		(3,636)		(6,311)
Proceeds from sale of common stock		5,500		45,500

Net cash provided by financing activities		1,864		39,189

NET CHANGE IN CASH		(15,465)		32,811
CASH AT BEGINNING OF PERIOD		15,476		4,081
CASH AT END OF PERIOD		$11		$36,892

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$	−	$	−
Income taxes	$	−	$	−
Non-cash investing and financing activities:
Common stock issued for services		$53,422		$52,000
Estimated fair value of beneficial conversion feature	$	−	$	−
Common stock issued for intangible assets	$	−		$166,650

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from audited statements and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and six months ended December 31, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2014, the condensed consolidated results of its operations for the three and six months ended December 31, 2014 and 2013, and the condensed consolidated cash flows for the six months ended December 31, 2014 and 2013. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The unaudited financial statements of Domain Media Corp. have been prepared in accordance with GAAP and include the accounts of Domain Media Corp. and DMLLC for the three and six months ended December 31, 2014 and 2013. All significant inter-company transactions and balances have been eliminated in consolidation. Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. We had $11 in cash and cash equivalents at December 31, 2014 and $15,476 in cash and cash equivalents at June 30, 2014.

We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Historically, our cash balances have not exceeded FDIC insured limits. At December 31, 2014 and June 30, 2014, our uninsured cash balances were $0.

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

Intangible Assets

Intangible assets consist primarily of domain names. The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year. Amortization of renewal expense amounted to $1,524 and $1,399 for the three month and $3,246 and $3,013 for the six month periods ended December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its identifiable, indefinite-lived intangible assets for impairment quarterly and other long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset. The annual determination whether a domain name will continue to be renewed is made within 90 days of the renewal date based upon many factors which include, but are not limited to, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value. As a result of such analysis, wrote off non-renewed domains of $8,411 to our intangible assets in the six months ended December 31, 2014.

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

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and June 30, 2014, the fair value of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

•

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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

Concentration

We have two major customers that comprised 87.8% and 95.4% of the total revenues earned for the three and six month periods ended December 31, 2014, respectively. The loss of any one of these customers will have a significant impact on our operations.

We have two vendors that accounted for 58.2% and 48.6% of purchases for the three and six month periods ended December 31, 2014, respectively.

We have two major customers that comprised 97.7% and 98.3% of the total revenues earned for the three and six month periods ended December 31, 2013, respectively.

We have two vendors that accounted for 34.4% and 41.8% of purchases during the three and six month periods ended December 31, 2013, respectively.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the three and six month periods ended December 31, 2014 and 2013 was $56 and $585 and was $553 and 674, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014, we had cash and cash equivalents of $11 and a working capital deficit of $243,663. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan and that we will require additional cash resources during fiscal 2015 based on our current operating plan and condition. These conditions raise substantial doubt as to our ability to continue as a going concern.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis. In the early stages of our operations, we intend to keep costs to a minimum. The cost to host our network of websites is approximately $1,400 per month. Domain name annual registration renewals for our portfolio of an estimated 850 domain names is approximately $8,500 per year. We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing.

While we are attempting to increase operations and generate additional revenues, our cash position may not be significant enough to support our daily operations. We expect our cash flows from operating activities to improve, primarily as a result of an increase in revenue. Management also intends to raise additional funds by selling our equity our debt securities to both individual and institutional investors. There is no assurance that the offering will be successful or that the maximum number of shares or amounts will be attained. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended December 31, 2013. The effect of these restatements on previously issued interim financial statements was insignificant.

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock. Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended December 31, 2013.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended December 31, 2013. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the six months ended December 31, 2013:
Interest expense	$(314,489)	$301,385		$(13,104)
Net Loss	(355,468)	301,385		(54,083)
Net Loss Available to common shareholders	(355,468)	301,385		(54,083)
EPS, Basic and Diluted	$(0.01)	$0.01	$	−

Statement of Cash flows for the six months ended December 31, 2013:
Net Loss	$(355,468)	$301,385		$(54,083)
Interest expense related to beneficial conversion feature	$(314,489)	$301,385		$(13,104)

NOTE 4 – LONG TERM DEBT

Long-term debt consists of a convertible note of approximately $301,064 as of December 31, 2014 and $304,700 as of June 30, 2014 due to the Company’s president and founder, and entities owned and controlled by the president. The loan accumulated over time through advances by the president to DMLLC. The terms of the note were formalized concurrent with the acquisition of DMLLC in July 2013. The note bears no stated interest, is convertible, at the discretion of the holder, into the common stock of the Company at $0.04 per share, and is due by July 10, 2016. In the absence of a stated interest rate, we have imputed an interest rate from the Annual Mid-Term Federal Rate of 1.21% per annum.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature. We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note. As a result, the beneficial conversion feature was valued at $78,622, was recorded as a discount against the recorded debt with a corresponding offset against additional paid-in capital and is being amortized to interest expense over the life of the note using the straight-line method that approximates to effective interest method. During the six months ended December 31, 2014, the Company amortized $13,104 to interest expense in the accompanying consolidated statements of operations.

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

On August 4, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $667, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we engaged company counsel to assist us with the preparation and filing of required statements and reports to become a publicly traded company. As part of this engagement, we issued 300,000 forfeitable common shares as well as a contingent payment due of $7,500 upon the effectiveness of our registration statement by the SEC. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $2,500, which was based on a total of 300,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 8, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $667, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On September 17, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $2,000, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first month and then $0.10 thereafter.

On January 23, 2014, we issued 150,000 forfeitable common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $7,500, which was based on a total of 150,000 shares earned at a fair value of the stock of $0.10.

On April 22, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $4,000, which was based on a total of 60,000 shares earned at a fair value of the stock of $0.10.

On June 1, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $4,000, which was based on a total of 53,334 shares earned at a fair value of the stock of $0.10.

On July 7, 2014, we issued 150,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period. These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $7,500, which was based on a total of 75,000 shares earned at a fair value of the stock of $0.10.

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

On December 3, 2014, we entered into a consulting agreement for investor relations services for an eighteen month term. Pursuant to this agreement, we agreed to issue a total of 1,602,830 shares of common stock to be paid in three equal monthly installments consisting of one-third on each of December 3, 2014, January 3, 2015 and February 3, 2015. These shares vest over an eighteen-month period and were valued at a fair value consistent with the value of the stock over the period of vesting. The total amount recorded in general and administrative expense for the period ending December 31, 2014 was $8,904 that was based on a total of 534,223 shares earned at a fair value of the stock of $0.10. Based on the non-forfeitable nature of these shares, $53,422 was recorded as deferred expense upon grant.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist primarily of domain names. A rollforward of capitalized intangible assets for the period ended December 31, 2014 is as follows:

December 31, 2014
Balance at June 30, 2014	$228,473
Intangible write-off	(8,411)
Purchases of domain names, net	71
Balance at December 31, 2014	$220,133

The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2014 and June 30, 2014, we had balances due to related parties as follows:

	December 31, 2014	June 30, 2014
Note payable – related party	$301,064	$304,700
Debt discount	(39,311)	(52,415)
	$261,753	$252,285

Upon inception of Domain Media Corp. on June 14, 2013, we issued 5,000,000 shares of our common stock to our President and Founder, Mr. Chris Kern, at inception in exchange for organizational services totaling $500, which were incurred upon incorporation. In addition, Mr. Kern was issued 20,000,000 shares for the acquisition of Domain Media, LLC (See Note 1).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company can, from time-to-time, be a party to certain legal proceedings that arise in the normal course of its business. The Company experienced no losses from litigation during the years ended June 30, 2014 and 2013. As of December 31, 2014, the Company was not a party to any pending material legal proceedings.

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

Lease

Through December 31, 2014, the Company leased office space in from the Company’s President at no cost. In addition, the Company signed a one-year lease for virtual office space from July 2014 through July 2015 for an annual cost of $2,400.

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

Corporate History

We were incorporated under the laws of the State of Nevada on June 14, 2013. We issued 5,000,000 shares of our common stock to Mr. Kern at inception in exchange for organizational services rendered incurred upon incorporation. Following our formation, we issued 20,000,000 shares of our common stock to our founder, Chris Kern for the acquisition of Domain Media, LLC from Mr. Kern, including all of its websites and domain names on July 10, 2013, in addition to the assumption of approximately $315,000 due to him in the form of convertible notes. On August 5, 2013, we acquired the assets of The Enthusiast Online Network, Inc. (“EON”), which consisted of approximately 100 domain names and 40 media properties principally covering the automotive sector from Agile Opportunity Fund and issued 3,333,000 common shares as consideration for the EON assets. On January 23, 2014, we appointed Mr. Jonathan Bonghi as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period. On July 7, 2014, we appointed Mr. Allan Sabo as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period. As of December 31, 2014, we had one employee, our founder and president, Mr. Kern, and several part-time consultants. Through June 2015, Mr. Kern will devote his full time and attention of approximately forty hours a week to us but may increase the number of hours as necessary.

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

o

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

Business Overview

Domain Media, through its owned and operated new media network of industry focused websites, provides an online venue for individuals (as consumers or business people) to meet, learn and/or share with their like-minded peers, which also serves as a platform for businesses to connect with these audiences to improve their engagement with them. The Company has its own content management platform, which currently supports over 40 websites, primarily consisting of our automotive channel, and utilizes other third party platforms to manage its other websites. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising. We provide Internet-based search, focused media content, and advertising services that facilitate access to the specific market verticals that we participate in as well as marketing, lead generation and market research services.

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

Our business services unit offers a variety of services to help companies improve their presence on the Internet, generate more leads and sales, and to optimize their online business strategy. We offer search engine optimization (SEO), lead generation and sponsored content development services geared towards early growth stage companies to lower middle market businesses. We currently offer our business services through four websites that include ScottsdaleSEOPro.net, in addition, we operate three websites in partnership with C4 Marketing, Inc. which include LeadBistro.com, TheMarketingScope.com, and RecruitingScope.com. Our business services are provided on an as ordered basis and are customized to each respective client’s needs, which may include a single or combination of any of the services listed above.

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

•

Communities – such as FordTruckWorld.com, ModernVette.com, and HarleyZone.com;

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

The Company is in the early stages of growth and currently relies upon a handful of clients and/or affiliate networks to generate its revenue. As of December 31, 2014, we had two clients that generated the vast majority of our revenue. In the instance where we produce revenue from an affiliate network such as Amazon, Clickbank or MaxBounty, there is an agreement of terms that all affiliates agree to when signing up to utilize their network. While these agreements are material to our business in that it permits us to utilize their networks and generate sales from them, there are a multitude of other companies that we can obtain similar affiliate agreements within a very short timeframe. In the case where the Company has business services clients, there are agreements or proposals that have been accepted that outline the general terms and conditions that have been agreed to, with additional billings and business typically conducted on a per project and/or per order basis.

Employees

We currently have 1 employee, and hire several consultants and outsource our work on an as needed and per project basis.

Results of Operations for Three Months Ended December 31, 2014 and 2013

The following table sets forth the results of our operations during the three months ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2013 to 2014:

	Three Months Ended December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues	$10,935	$16,183	$(5,248)	(32%)
Operating Expenses	50,896	39,172	11,724	30%
Other Income (Expense), net	(15,041)	(5,952)	9,089	153%
Net Income (Loss)	$(55,002)	$(28,941)	$26,061	90%

Revenue, decreased by approximately 32% to $10,935 during the three months ended December 31, 2014, compared to $16,183 during the corresponding three months ended December 31, 2013. The decreased revenue was primarily related to decreases in revenue from events, lead generation and content marketing sales, but was offset by an increase in consulting. The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the December 31, 2014 period.

Operating expenses increased by $11,724, or 30%, during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. The increase in operating expenses is primarily attributable the expense associated with the increases in stock based compensation, an increase in website development and domain name renewal fees, and an increase in professional, marketing consulting and advertising fees.

Other expenses increased by $9,089 for the three months ended December 31, 2014, as compared to the respective period ended December 31, 2013. Other expenses primarily consisted of interest expense on related party notes payable and loss on impairment.

Net loss for the three months ended December 31, 2014 was $(55,002), as compared to a net loss of $(28,941) for the respective period in 2013.

Results of Operations for Six Months Ended December 31, 2014 and 2013

The following table sets forth the results of our operations during the three months ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from 2013 to 2014:

	Six Months Ended December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues	$39,548	$22,554	$16,994	75%
Operating Expenses	121,531	64,133	57,398	89%
Other Income (Expense), net	(23,348)	(12,504)	10,844	87%
Net Income (Loss)	$(105,331)	$(54,083)	$(51,248)	(95%)

Revenue, increased by approximately 75% to $39,548 during the six months ended December 31, 2014, compared to $22,554 during the corresponding six months ended December 31, 2013. The increased revenue was primarily related to increases in revenue from search engine optimization, lead generation and content marketing sales, but was offset by a decrease in domain name sales. The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the December 31, 2014 period.

Operating expenses increased by $57,398, or 89%, during the six months ended December 31, 2014, as compared to the six months ended December 31, 2013. The increase in operating expenses is primarily attributable the expense associated with the increases in stock based compensation, an increase in website development and domain name renewal fees, and an increase in professional, marketing consulting and advertising fees.

Other expenses increased by $10,844 for the six months ended December 31, 2014, as compared to the respective period ended December 31, 2013. Other expenses primarily consisted of interest expense on related party notes payable.

Net loss for the six months ended December 31, 2014 was $(105,331), as compared to a net loss of $(54,083) for the respective period in 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014 compared to June 30, 2014:

	Period Ended		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Current Assets	$52,757	$21,989	$30,768	140%
Current Liabilities	296,420	256,696	39,724	15%
Working Capital Deficit	$(243,663)	$(234,707)	$8,956	4%

As of December 31, 2014, we had a working capital deficit of $243,663, as compared to a working capital deficit of $234,707 as of June 30, 2014, an increase of $8,956. Our working capital deficit is primarily attributable to the loss from operations, which was offset by capital raised from investors.

Net cash provided by (used in) operating activities for the six months ended December 31, 2014 and 2013 was $(17,258) and $(3,933), respectively. The net loss for the six months ended December 31, 2014 and 2013 was ($105,331) and ($54,083), respectively. For the three months ended December 31, 2014, the net loss included non-cash operating expenses of $13,104 related to interest expense from the value of a beneficial conversion feature on related party notes payable.

Net cash used in investing activities for the three months ended December 31, 2014 was $71 as compared to $2,445 for the three months ended December 31, 2013. The Company paid $71 and $0 for the acquisition of domain names during the six months ended December 31, 2014 and 2013, respectively.

Net cash provided by financing activities for the six months ended December 31, 2014 was $1,864, as compared to $39,189 for the six months ended December 31, 2013. During the six months ended December 31, 2014, the Company paid $3,636 on related party notes payable. In addition, the Company’s sold common shares in a private placement for a total of $5,500 to accredited investors.

Going Concern

The Company expects its current resources to be insufficient to fund its operations for the next 12 months unless additional financing is received. As of December 31, 2014, we had cash on hand of approximately $11. At our current monthly burn rate of approximately $7,600, our cash reserves will run out in approximately one month. In order to prevent this, we will need to either increase revenues or raise funds to continue to operate and implement our business model. We will require approximately $100,000 - $150,000 to fund our operations for the next twelve months. If we are unable to increase revenues or raise funds to fulfill our operating budget, we will likely have to discontinue operations. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

As reflected in the accompanying consolidated financial statements, we had a net loss and net cash used in operations of ($105,331) and ($17,258) respectively, for the six months ended December 31, 2014.

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and June 30, 2014.

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended December 31, 2013. The effect of these restatements on previously issued interim financial statements was insignificant.

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock. Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended December 31, 2013.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended December 31, 2013. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the period ended December 31, 2013:
Interest expense	$(314,489)	$301,385		$(13,104)
Net Loss	(355,468)	301,385		(54,083)
Net Loss Available to common shareholders	(355,468)	301,385		(54,083)
EPS, Basic and Diluted	$(0.01)	$0.01	$	−

Statement of Cash flows for the period ended December 31, 2013:
Net Loss	$(355,468)	$301,385		$(54,083)
Interest expense related to beneficial conversion feature	$(314,489)	$301,385		$(13,104)

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

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as June 30, 2014. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of the period ended December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

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

None.

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

Date: February 17, 2015

By:

/s/ Chris J. Kern

Chris J. Kern

President, Chief Executive Officer, Secretary and

Director (Principal Financial Officer)