Form 10-Q
period 2015-03-31
DOMAIN MEDIA CORP
filed 2015-05-20
CIK 1589096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

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

Yes       No  X

As of May 18, 2015, there were 30,588,000 shares of the registrant’s common stock outstanding.

DOMAIN MEDIA CORP.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2015	June 30, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$814	$15,476
Accounts receivable	3,434	3,242
Deferred expense	3,179	3,271
Total current assets	7,427	21,989

Property and equipment, net	822	1,244
Intangible assets, net	203,609	228,473

Total assets	$211,858	$251,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$35,884	$4,007
Accrued expenses	-	-
Notes payable - related party, net of debt discount	272,249	252,285
Interest payable	273	404
Total current liabilities	308,406	256,696

Total liabilities	$308,406	$256,696

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 30,358,000 and 29,893,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	3,035	2,989
Additional paid-in capital	456,063	390,366
Accumulated deficit	(555,646)	(398,345)

Total stockholders' deficit	(96,548)	(4,990)

Total liabilities and stockholders' deficit	$211,858	$251,706

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$9,916	$10,844	$49,464	$33,399

OPERATING EXPENSES:
Sales and marketing expenses	4,920	12,273	44,783	36,248
General and administrative	10,337	35,034	52,352	67,928
Professional Fees	22,506	11,091	61,878	17,965
Depreciation expense	141	205	422	596

Total operating expenses	37,904	58,603	159,435	122,737

LOSS FROM OPERATIONS	(27,988)	(47,759)	(109,971)	(89,338)

OTHER (EXPENSE):
Interest expense	(7,457)	(9,382)	(22,393)	(22,486)
Intangible write-off	(16,524)	-	(24,936)	-
Miscellaneous income	-	1	-	601

Total other expense	(23,981)	(9,381)	(47,329)	(21,885)

NET LOSS	$(51,969)	$(57,140)	$(157,300)	$(111,223)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	30,358,000	29,942,045	30,361,150	29,174,025

NET LOSS PER SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(157,300)	$(111,223)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,324	5,344
Interest expense related to beneficial conversion feature on related party note payable	19,655	19,655
Common stock issued for services	60,243	67,000
Intangible impairment	24,936	-
Changes in operating assets and liabilities:
Accounts receivable	(194)	9,601
Prepaid expenses and other current assets	(4,810)	(34,295)
Accounts payable	31,878	10,564
Interest payable	(131)	603

Net cash used in operating activities	(20,399)	(32,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of domain names, net	(72)	(4,142)

Net cash used in investing activities	(72)	(4,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party notes payable, net	309	(6,083)
Proceeds from sale of common stock	5,500	46,500

Net cash provided by financing activities	5,809	40,417

NET CHANGE IN CASH	(14,662)	3,524
CASH AT BEGINNING OF PERIOD	15,476	4,081
CASH AT END OF PERIOD	$814	$7,605

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$60,243	$67,000
Estimated fair value of beneficial conversion feature	$-	$-
Common stock issued for intangible assets	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements.

DOMAIN MEDIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s consolidated financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the condensed consolidated financial statements (the “financial statements”).

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

The accompanying (a) condensed consolidated balance sheet at March 31, 2015 has been derived from audited statements and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  These condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2014, included in the Company’s Form 10-K.

The condensed consolidated financial statements included herein as of and for the three and nine months ended March 31, 2015 and 2014 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2015, the condensed consolidated results of its operations for the three and nine months ended March 31, 2015 and 2014, and the condensed consolidated cash flows for the nine months ended March 31, 2015 and 2014.  The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Principles of Consolidation

The unaudited financial statements of Domain Media Corp. have been prepared in accordance with GAAP and include the accounts of Domain Media Corp. and DMLLC for the three and nine months ended March 31, 2015 and 2014.  All significant inter-company transactions and balances have been eliminated in consolidation.  Any reference herein to “Domain Media Corp.”, the “Company”, “we”, “our” or “us” is intended to mean Domain Media Corp., including the subsidiary indicated above, unless otherwise indicated.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  We had $814 in cash and cash equivalents at March 31, 2015 and $15,476 in cash and cash equivalents at June 30, 2014.

We place our cash and cash equivalents with financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Historically, our cash balances have not exceeded FDIC insured limits.  At March 31, 2015 and June 30, 2014, our uninsured cash balances were $0.

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

Intangible Assets

Intangible assets consist primarily of domain names.  The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.  Amortization of renewal expense amounted to $1,656 and $1,736 for the three month and $4,902 and $4,749 for the nine month periods ended March 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its identifiable, indefinite-lived intangible assets for impairment quarterly and other long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Measurement of any impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the amount of the carrying value that exceeds the fair value of the asset.  The annual determination whether a domain name will continue to be renewed is made within 90 days of the renewal date based upon many factors which include, but are not limited to, current industry trends that relate to the domain name, existing web-based projects being undertaken for our owned and operated websites and/or those of our clients, if the domain names have a minimum amount of monthly organic search traffic, if the keyword terms associated with a domain name are of high value, or if we believe the domain name will maintain a reasonable to high resale value.  As a result of such analysis, the Company wrote off non-renewed domains of $24,936 to our intangible assets in the nine months ended March 31, 2015.

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

Financial Instruments and Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2015 and June 30, 2014, the fair value of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

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

Concentration

We have two major customers that comprised 83.7% and 81.7% of the total revenues earned for the three and nine month periods ended March 31, 2015, respectively.  The loss of any one of these customers will have a significant impact on our operations.

We have two vendors that accounted for 55.9% and 45.1% of purchases for the three and nine month periods ended March 31, 2015, respectively.

We have two major customers that comprised 96.8% and 79.9% of the total revenues earned for the three and nine month periods ended March 31, 2014, respectively.

We have two vendors that accounted for 51.3% and 46.4% of purchases during the three and nine month periods ended March 31, 2014, respectively.

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

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense for the three and nine month periods ended March 31, 2015 and 2014 was $259 and $1,286 and was $812 and $1,960, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern ”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2017 and early application is permitted.  The Company is currently assessing this guidance for future implementation.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2015, we had cash and cash equivalents of $814 and a working capital deficit of $300,979.  The Company believes that its existing capital resources will not be adequate to enable it to execute its business plan and that we will require additional cash resources during fiscal 2015 based on our current operating plan and condition.  These conditions raise substantial doubt as to our ability to continue as a going concern.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis.  In the early stages of our operations, we intend to keep costs to a minimum.  The cost to host our network of websites is approximately $1,400 per month.  Domain name annual registration renewals for our portfolio of an estimated 750 domain names is approximately $7,500 per year.  We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing.

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2014.  The effect of these restatements on previously issued interim financial statements was insignificant.

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock.  Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended March 31, 2014.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2014. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the nine months ended March 31, 2014:
Interest expense	$(314,489)	$294,834	$(19,655)
Net Loss	(406,057)	294,834	(111,223)
Net Loss Available to common shareholders	(406,057)	294,834	(111,223)
EPS, Basic and Diluted	$(0.01)	$0.01	$-

Statement of Cash flows for the nine months ended March 31, 2014:
Net Loss	$(406,057)	$294,834	$(111,223)
Interest expense related to beneficial conversion feature	$(314,489)	$294,834	$(19,655)

NOTE 4 - LONG TERM DEBT

Long-term debt consists of a convertible note of approximately $305,009 as of March 31, 2015 and $304,700 as of June 30, 2014 due to the Company’s president and founder, and entities owned and controlled by the president.  The loan accumulated over time through advances by the president to DMLLC.  The terms of the note were formalized concurrent with the acquisition of DMLLC in July 2013.  The note bears no stated interest, is convertible, at the discretion of the holder, into the common stock of the Company at $0.04 per share, and is due by July 10, 2016.  In the absence of a stated interest rate, we have imputed an interest rate from the Annual Mid-Term Federal Rate of 1.21% per annum.

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

We then reviewed ASC Topic 470-20, “Debt with Conversion and Other Options”, and determined that the note met the criteria of a conventional convertible note and that the note had a beneficial conversion feature.  We used the pricing of recent sales of restricted stock to determine the fair value of the stock for purposes of calculating the beneficial conversion feature, which was determined to be in excess of the recorded amount of the note.  As a result, the beneficial conversion feature was valued at $78,622, was recorded as a discount against the recorded debt with a corresponding offset against additional paid-in capital and is being amortized to interest expense over the life of the note using the straight-line method that approximates to effective interest method.  During the nine months ended March 31, 2015, the Company amortized $19,655 to interest expense in the accompanying consolidated statements of operations.

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

On July 11, 2013, we engaged Eventus Consulting, P.C. to provide accounting, forecasting, financial reporting and CFO-type services to the Company that they will render to the Company over a one-year period.  As part of that engagement, we issued 500,000 forfeitable common shares to their affiliated entity, Eventus Advisory Group, LLC.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three and nine month periods ending March 31, 2014 was $12,500 and $31,250, respectively, which was based on a total of 500,000 shares earned at a fair value of the stock of $0.05 for the first three months and then $0.10 thereafter.  The president of Eventus Consulting, P.C. and Manager of Eventus Advisory Group, LLC, was also appointed as a member of the Company’s Advisory Board on July 11, 2013.

On August 4, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was $2,000 and $4,667, respectively and for the three and nine month periods ending March 31, 2015 was $0 and $667, respectively, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 5, 2013, we engaged company counsel to assist us with the preparation and filing of required statements and reports to become a publicly traded company.  As part of this engagement, we issued 300,000 forfeitable common shares as well as a contingent payment due of $7,500 upon the effectiveness of our registration statement by the SEC.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was $7,500 and $17,500, respectively, and for the three and nine month periods ending March 31, 2015 was $0 and $2,500, respectively, which was based on a total of 300,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On August 8, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was $2,000 and $4,667, respectively, and for the three and nine month periods ending March 31, 2015 was $0 and $667, respectively, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first two months and then $0.10 thereafter.

On September 17, 2013, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was $2,000 and $4,333, respectively, and for the three and nine month periods ending March 31, 2015 was $0 and $2,000, respectively, which was based on a total of 80,000 shares earned at a fair value of the stock of $0.05 for the first month and then $0.10 thereafter.

On January 23, 2014, we issued 150,000 forfeitable common shares to Mr. Jonathan Bonghi for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was $3,750 and $3,750, respectively, and for the three and nine month periods ending March 31, 2015 was $0 and $7,500, respectively, which was based on a total of 150,000 shares earned at a fair value of the stock of $0.10.

On April 22, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was zero, and for the three and nine month periods ending March 31, 2015 was $2,000 and $6,000, respectively, which was based on a total of 60,000 shares earned at a fair value of the stock of $0.10.

On June 1, 2014, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was zero, and for the three and nine month periods ending March 31, 2015 was $2,000 and $6,000, respectively, which was based on a total of 60,000 shares earned at a fair value of the stock of $0.10.

On July 7, 2014, we issued 150,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three month and nine month periods ending March 31, 2014 was zero, respectively, and for the three and nine month periods ending March 31, 2015 was $3,750 and $11,250, respectively, which was based on a total of 112,500 shares earned at a fair value of the stock of $0.10.

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

On December 3, 2014, we entered into a consulting agreement for investor relations services for an eighteen month term.  Pursuant to this agreement, we agreed to issue a total of 1,602,830 shares of common stock to be paid in three equal monthly installments consisting of one-third on each of December 3, 2014, January 3, 2015 and February 3, 2015.  These shares vest over an eighteen-month period and were valued at a fair value consistent with the value of the stock over the period of vesting.  On March 5, 2015, we terminated this agreement and, upon mutual agreement, the consultant agreed to forfeit and return all of the shares to the Company.  The total amount recorded in general and administrative expense for the period ending March 31, 2015 was $19,242 that was based on a total value of the shares that would have been earned through the termination date of the agreement at a fair value of the stock of $0.10.

On March 1, 2015, we issued 150,000 forfeitable common shares to Mr. Jonathan Bonghi for his services on our board of directors that he will render to the Company over a one-year period, retroactively renewed from his previous term starting January 24, 2015.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three-month period ending March 31, 2015 was $3,750, which was based on a total of 37,500 shares earned at a fair value of the stock of $0.10.

On March 6, 2015, we issued 80,000 forfeitable common shares to a third party consultant for his appointment and services on our advisory board that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at a fair value consistent with the value of the stock over the period of vesting.  The total amount recorded in general and administrative expense for the three-month period ending March 31, 2015 was $667, which was based on a total of 6,667 shares earned at a fair value of the stock of $0.10.

NOTE 6 –INTANGIBLE ASSETS

Intangible assets consist primarily of domain names.  A rollforward of capitalized intangible assets for the period ended March 31, 2015 is as follows:

March 31, 2015
Balance at June 30, 2014	$228,473
Intangible write-off	(24,936)
Purchases of domain names, net	72
Balance at March 31, 2015	$203,609

The purchases of domain names are recorded at cost and are considered to result in indefinite-lived intangible assets that are subsequently reviewed for impairment, while the costs of renewals are capitalized as deferred expenses and amortized over the period of the renewal that, in most cases, is one year.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and June 30, 2014, we had balances due to related parties as follows:

	March 31, 2015	June 30, 2014
Note payable – related party	$305,009	$304,700
Debt discount	(32,760)	(52,415)
	$272,249	$252,285

Upon inception of Domain Media Corp. on June 14, 2013, we issued 5,000,000 shares of our common stock to our President and Founder, Mr. Chris Kern, at inception in exchange for organizational services totaling $500, which were incurred upon incorporation. In addition, Mr. Kern was issued 20,000,000 shares for the acquisition of Domain Media, LLC (See Note 1).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company can, from time-to-time, be a party to certain legal proceedings that arise in the normal course of its business.  The Company experienced no losses from litigation during the years ended June 30, 2014 and for the nine month period ended March 31, 2015 and was not a party to any pending material legal proceedings during that time.

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

Lease

Through March 31, 2015, the Company leased office space in from the Company’s President at no cost.  In addition, the Company signed a one-year lease for virtual office space from July 2014 through July 2015 for an annual cost of $2,400.

NOTE 9 – SUBSEQUENT EVENTS

On April 10, 2015, we entered into a consulting agreement for business advisory services for twelve-month term.  Pursuant to this agreement, we agreed to issue to the consultant a one-time fee equal to $15,000 in restricted common stock of the Company, or 150,000 shares at $0.10 per share.

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

Corporate History

We were incorporated under the laws of the State of Nevada on June 14, 2013.  We issued 5,000,000 shares of our common stock to Mr. Kern at inception in exchange for organizational services rendered incurred upon incorporation.  Following our formation, we issued 20,000,000 shares of our common stock to our founder, Chris Kern for the acquisition of Domain Media, LLC from Mr. Kern, including all of its websites and domain names on July 10, 2013, in addition to the assumption of approximately $315,000 due to him in the form of convertible notes.  On August 5, 2013, we acquired the assets of The Enthusiast Online Network, Inc. (“EON”), which consisted of approximately 100 domain names and 40 media properties principally covering the automotive sector from Agile Opportunity Fund and issued 3,333,000 common shares as consideration for the EON assets.  On January 23, 2014, we appointed Mr. Jonathan Bonghi as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period.  On July 7, 2014, we appointed Mr. Allan Sabo as a member of our board of directors, and issued 150,000 shares of our common stock to him to be earned over a one-year period.  As of March 31, 2015, we had one employee, our founder and president, Mr. Kern, and several part-time consultants.  Through June 2015, Mr. Kern will devote his full time and attention of approximately forty hours a week to us but may increase the number of hours as necessary.

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

On August 5, 2013, we acquired specified assets of The Enthusiast Online Network, Inc. (“EON”), which consists of approximately 100 domain names and 40 media properties principally covering the automotive sector.  In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, the Company has determined this transaction to be a purchase of assets and not a business combination.  We currently have approximately 750 domain names, 70 active websites, each of which requires updating and improvement, and approximately 40 websites acquired from EON that were dormant and have all recently been re-launched.  The domain names we own are focused on specific market verticals or channels that encompass industries such as automotive, health and wellness, travel and leisure, sports and entertainment, and internet marketing services.  We intend to further develop and deliver niche based content where our target audience can connect with our website, the community it is associated with, and interact to obtain useful and entertaining information.

We also offer business-to-business based marketing, lead generation and sponsored market research services that are marketed through various websites.  These services are provided on an as ordered basis and are customized to each respective client’s needs.  In addition, we recently launched an e-commerce store, which sells highly specialized electronics products for security and surveillance.

The Company currently operates in two general business units – 1) Owned and operated (“O&O”) websites, and 2) Business Services.  Our O&O websites include approximately 750 domain names and 70 active websites, each of which requires updating and improvement.  Our portfolio of O&O websites also includes approximately 40 websites that we acquired from EON that were recently re-launched.  Each one of our websites typically focuses on specific market verticals such as online education, health and wellness, automotive, and travel and leisure, and are slated for additional development to deliver engaging niche based content where our target audience can connect with our website, the community or business it is associated with, and interact to obtain useful and entertaining information.  The websites associated with EON are principally automotive related and include sites such as FordTruckWorld.com, ChevyTruckWorld.com, and ModernVette.com.  In addition, we operate an ecommerce store, TheSpyCamStore.com, which sells highly specialized electronics products for security, monitoring, surveillance, and counter surveillance.  The Company will commence various marketing campaigns in order to attract additional people to visit our O&O sites to increase the amount of business and commerce that is conducted on them in order for us to generate additional revenue.

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

The Company currently is comprised of Chris Kern, its founder, President, CEO, two members of our board of directors, Mr. Jonathan Bonghi, and Mr. Allan Sabo, and six advisors, all which provide services to the company on a limited basis.  Each one of our advisors and board members has been compensated with 80,000 shares and 150,000 shares of common stock in the Company, respectively.  In addition, our advisors and board members may be compensated for their time and additional services as independent consultants, paid from corporate funds.  In addition, we hire and outsource work to a number of consultants, or through networks such as Elance or oDesk, on a per-project or as needed basis for website development, technical support, database management, content development, and the like.  There are no agreements with any consulting firms at this time related to website development, technical services, or database management.  Utilizing outsourcing networks such as Elance or oDesk requires its users to agree to their terms of service and terms of use which are found on their website and accepted when signing up for their respective services.

The Company anticipates needing to hire more people either on a full-time basis, or additional consultants on an as needed basis.  Based upon the availability of a budget, we will bring on new personnel to the Company (both full-time, part-time, and outsourced) to extend the development efforts of our O&O websites to enhance their functionality, as well as for marketing, generating traffic to our websites and to help implement additional channels of revenue.  Based upon our experience and the recent development efforts that have taken place on a limited budget during the past nine months, we believe that we will be able to continue the development and enhancement of our O&O websites and expand our business services unit, even on a limited budget.

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

The Company is in the early stages of growth and currently relies upon a handful of clients and/or affiliate networks to generate its revenue.  As of March 31, 2015, we had two clients that generated the vast majority of our revenue.  In the instance where we produce revenue from an affiliate network such as Amazon, Clickbank or MaxBounty, there is an agreement of terms that all affiliates agree to when signing up to utilize their network.  While these agreements are material to our business in that it permits us to utilize their networks and generate sales from them, there are a multitude of other companies that we can obtain similar affiliate agreements within a very short timeframe.  In the case where the Company has business services clients, there are agreements or proposals that have been accepted that outline the general terms and conditions that have been agreed to, with additional billings and business typically conducted on a per project and/or per order basis.

Employees

We currently have 1 employee, and hire several consultants and outsource our work on an as needed and per project basis.

Results of Operations for Three Months Ended March 31, 2015 and 2014

The following table sets forth the results of our operations during the three months ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Three Months Ended March 31,		$ Increase	%
	2015	2014	(Decrease)	Change
Revenues	$9,916	$10,844	$(928)	8%
Operating Expenses	37,904	58,603	(20,699)	35%
Other Income (Expense), net	(23,981)	(9,381)	14,600	156%
Net Income (Loss)	$(51,969)	$(57,140)	$(5,171)	9%

Revenue, decreased by approximately 8% to $9,916 during the three months ended March 31, 2015, compared to $10,844 during the corresponding three months ended March 31, 2014.  The decreased revenue was primarily related to decreases in revenue from product sales and consulting sales, but was offset by an increase in domain names, events and PPC.  The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the March 31, 2015 period.

Operating expenses decreased by $20,699, or 35%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  The decrease in operating expenses is primarily attributable the expense associated with the decreases in advertising, legal fees, accounting fees, and dues and subscriptions.  This was partially offset by increases in web hosting, website development, and marketing consulting.

Other expenses increased by $14,600 for the three months ended March 31, 2015, as compared to the respective period ended March 31, 2014.  Other expenses primarily consisted of interest expense on related party notes payable and loss on impairment.

Net loss for the three months ended March 31, 2015 was $(51,969), as compared to a net loss of $(57,140) for the respective period in 2014.

Results of Operations for Nine Months Ended March 31, 2015 and 2014

The following table sets forth the results of our operations during the nine months ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from 2015 to 2014:

	Nine Months Ended March,		$ Increase	%
	2015	2014	(Decrease)	Change
Revenues	$49,464	$33,399	$16,065	48%
Operating Expenses	159,435	122,737	36,698	30%
Other Income (Expense), net	(47,329)	(21,885)	25,444	116%
Net Income (Loss)	$(157,300)	$(111,223)	$46,077	41%

Revenue, increased by approximately 48% to $49,464 during the nine months ended March 31, 2015, compared to $33,399 during the corresponding nine months ended March 31, 2014.  The increased revenue was primarily related to increases in revenue from events, domain names, and consulting, but was offset by a decrease in PPC sales, product and other sales.  The reason for the change in the mix of revenue for the period was due to a change in demand for certain of our business lines and other projects being completed prior to the March 31, 2015 period.

Operating expenses increased by $36,698, or 30%, during the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014.  The increase in operating expenses is primarily attributable the expense associated with the increases in commissions, web hosting, domain name renewal fees, consulting/professional fees, and rent.

Other expenses increased by $25,444 for the nine months ended March 31, 2015, as compared to the respective period ended March 31, 2014.  Other expenses primarily consisted of interest expense on related party notes payable and loss on impairment.

Net loss for the nine months ended March 31, 2015 was $(157,300), as compared to a net loss of $(111,223) for the respective period in 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to June 30, 2014:

	Period Ended
	March 31, 2015	June 30, 2014	$ Increase (Decrease)	% Change
Current Assets	$7,427	$21,989	$(14,562)	66%
Current Liabilities	308,406	256,696	51,710	20%
Working Capital Deficit	$(300,979)	$(234,707)	$66,272	28%

As of March 31, 2015, we had a working capital deficit of $300,979, as compared to a working capital deficit of $234,707 as of June 30, 2014, an increase of $66,272.  Our working capital deficit is primarily attributable to the loss from operations, which was offset by capital raised from investors.

Net cash used in operating activities for the nine months ended March 31, 2015 and 2014 was $(20,400) and $(32,751), respectively.  The net loss for the nine months ended March 31, 2015 and 2014 was ($157,300) and ($111,223), respectively.  For the three months ended March 31, 2015, the net loss included non-cash operating expenses of $6,552 related to interest expense from the value of a beneficial conversion feature on related party notes payable.

Net cash used in investing activities for the nine months ended March 31, 2015 was $71 as compared to $4,142 for the nine months ended March 31, 2014.  The Company paid $72 and $0 for the acquisition of domain names during the nine months ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities for the nine months ended March 31, 2015 was $5,809, as compared to $40,417 for the nine months ended March 31, 2014.  During the nine months ended March 31, 2015, the Company paid $8,050 on related party notes payable.  In addition, the Company’s sold common shares in a private placement for a total of $5,500 to accredited investors.

Going Concern

The Company expects its current resources to be insufficient to fund its operations for the next 12 months unless additional financing is received.  As of March 31, 2015, we had cash on hand of approximately $814.  At our current monthly burn rate of approximately $5,600, our cash reserves will run out in approximately one month.  In order to prevent this, we will need to either increase revenues or raise funds to continue to operate and implement our business model.  We will require approximately $100,000 - $150,000 to fund our operations for the next twelve months.  If we are unable to increase revenues or raise funds to fulfill our operating budget, we will likely have to discontinue operations.  Management has determined that additional capital will be required in the form of equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

As reflected in the accompanying consolidated financial statements, we had a net loss and net cash used in operations of ($157,300) and ($20,400) respectively, for the nine months ended March 31, 2015.

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

Our independent registered public accounting firm, in its report dated September 29, 2014, has expressed substantial doubt about our ability to continue as a going concern.  Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due.  There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.  In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may be forced to scale back operations and business objectives.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern ” The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expense, deferred costs, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and June 30, 2014.

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

The Company has no financial assets and liabilities measured on a recurring basis.

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

The effect of these changes did not have a significant impact to the condensed consolidated balance sheet, the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2014.  The effect of these restatements on previously issued interim financial statements was insignificant.

Beneficial Conversion Feature

The original accounting for the beneficial conversion feature failed to appropriately value the BCF consistent with the estimated fair value of the Company’s common stock.  Accordingly, the Company recalculated the BCF and recorded the related change in the restated financial statements for period ended March 31, 2014.

The effect of these changes impacted the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2014. Accordingly, the condensed consolidated balance sheet and statement cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the period ended March 31, 2014:
Interest expense	$(314,489)	$294,834	$(19,655)
Net Loss	(406,057)	294,834	(111,223)
Net Loss Available to common shareholders	(406,057)	294,834	(111,223)
EPS, Basic and Diluted	$(0.01)	$0.01	$-

Statement of Cash flows for the period ended March 31, 2014:
Net Loss	$(406,057)	$294,834	$(111,223)
Interest expense related to beneficial conversion feature	$(314,489)	$294,834	$(19,655)

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

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as June 30, 2014.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of the period ended March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

None.

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

DOMAIN MEDIA CORP.

Date: May 20, 2015	By:	/s/ Chris J. Kern
Chris J. Kern
President, Chief Executive Officer, Secretary and
Director (Principal Financial Officer)